Form 10-Q
period 1996-06-30
FAST FOOD OPERATORS INC
filed 1996-08-14
CIK 350487

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q


/X/  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITES
     EXCHANGE ACT OF 1934

For the Quarter ended June 30, 1996
                                  OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

                    -------------------------------------
                       Commission file number 0-10213
                    -------------------------------------

                   FAST FOOD OPERATORS, INC. d/b/a
              POPEYES FAMOUS FRIED CHICKEN OF NEW YORK
         (Exact name of registrant as specified in its charter)

                               NEW YORK
                   (State or other jurisdiction of
                    incorporation or organization)

                         42-40 BELL BOULEVARD
                          BAYSIDE, NEW YORK
                (Address of principal executive offices)
                                11361
                              (Zip Code)

                              13-2974867
                  (IRS Employer Identification Number)

                           (718) 229-1113
          (Registrant's telephone number, including area code)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                             Yes   /X/       No


      The number of shares outstanding of each of the issuer's classes of common stock was 8,914,300 shares of common stock, par value $.01, outstanding as at August 9, 1996.

2
               FAST FOOD OPERATORS, INC. AND SUBSIDIARIES

                      FORM 10-Q SECOND QUARTER 1996

                                  INDEX
                                  -----




PART I                                         PAGE NO.
- ------                                         -------

Financial Information:

Condensed Consolidated Balance Sheets-
June 30, 1996 and December 31, 1995               3

Condensed Consolidated Statements of
Operations-for the Three and Six Month
Periods Ended June 30, 1996 and June 25, 1995     4-5

Condensed Consolidated Statements of
Cash Flows-for the Three and Six Month
Periods Ended June 30, 1996 and June 25, 1995     6-7

Notes to Condensed Consolidated Financial
Statements                                        8

Management's Discussion and Analysis of
Financial Condition and Results of Operations     9-10


PART II
- -------

Item 1.  Legal Proceedings                        11

Item 2.  Changes in Securities                    11

Item 3.  Defaults upon Senior Securities          11

Item 4.  Submission of Matters to a Vote
         of Security Holders                      11

Item 5.  Other Information                        11

Item 6.  Exhibits and Reports on Form 8-K         11

Signatures                                        11

Financial Data Schedules                          12-13

3
               FAST FOOD OPERATORS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS

                                          June 30,        December 31,
                                           1996              1995
                                        (UNAUDITED)            *
                                        -----------       -----------
            ASSETS

Current assets:
   Cash                                 $  261,097        $  106,569
   Due from Integrated Food
     Systems, Inc.                               0           153,010
   Inventory                                37,420            35,676
   Prepaid expenses and other
     current assets                         81,793           138,576
                                        ----------        ----------
         Total current assets              380,310           433,831

Property, plant and equipment, net         489,663           477,476

Other assets:
   Franchise fees, net                       4,167             5,417
   Deferred costs                           11,859            12,630
   Security deposits                        20,014            20,014
                                        ----------        ----------
          Total assets                  $  906,013        $  949,368
                                        ==========        ==========

            LIABILITIES AND SHAREHOLDERS EQUITY

Current liabilities:
   Due to Integrated Food
     Systems, Inc.                      $   11,632        $        0
   Accounts payable, accrued expenses
     and other current liabilities         354,114           396,521
   Taxes, other than income taxes           62,210            49,042
                                        ----------        ----------
         Total current liabilities:        427,956           445,563

Security deposits payable                   25,630            10,630
                                        ----------        ----------
         Total liabilities:                453,586           456,193
                                        ----------        ----------
Shareholders' equity -
   Common stock - $.01 par value;
     authorized 10,000,000 shares;
     issued and outstanding
     8,914,300 shares                       89,143            89,143
   Additional paid-in capital            2,232,005         2,232,005
   Retained earnings (deficit)          (1,868,721)       (1,827,973)
                                        ----------        ----------
                                           452,427           493,175
                                        ----------        ----------
         Total liabilities and
          shareholders' equity          $  906,013        $  949,368
                                        ==========        ==========

See accompanying notes to condensed consolidated financial statements. *Condensed from audited financial statements.

4
               FAST FOOD OPERATORS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)

                                                 Three Months Ended
                                             June 30,         June 25,
                                               1996             1995
                                            ----------       ----------

Sales                                       $1,393,073       $1,805,568
Cost of sales                                  448,320          605,335
                                            ----------       ----------
Gross Profit                                   944,753        1,200,233
                                             ----------       ----------

Store labor expenses                           345,649          518,148
Store operating and occupancy expenses         346,834          450,340
Advertising and royalty expenses               111,693          145,001
General and administrative expenses             95,114           86,582
Interest expense                                     0            1,742
Rental income                                  (16,773)         (16,860)
Gain of sale of restaurant                           0         (274,875)
                                            ----------       ----------
                                               882,517          910,078
                                            ----------       ----------

Income before income taxes                      62,236          290,155
Provision for income taxes                           0            6,500
                                            ----------       ----------
Net income                                  $   62,236       $  283,655
                                            ==========       ==========
Weighted average number of shares
 outstanding                                 8,914,300        8,914,300
                                            ==========       ==========

Net income per share                        $      .01       $      .03
                                            ==========       ==========


See accompanying notes to condensed consolidated financial statements.

5
               FAST FOOD OPERATORS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (UNAUDITED)

                                                  Six Months Ended
                                             June 30,         June 25,
                                               1996             1995
                                            ----------       ----------

Sales                                       $2,491,457       $3,498,528
Cost of sales                                  802,126        1,144,343
                                            ----------       ----------
Gross Profit                                 1,689,331        2,354,185
                                             ----------       ----------

Store labor expenses                           697,027        1,034,602
Store operating and occupancy expenses         683,224          920,081
Advertising and royalty expenses               199,972          281,307
General and administrative expenses            183,702          181,334
Interest expense                                                  5,714
Rental income                                  (33,846)         (33,720)
Gain of sale of restaurant                                     (274,875)
Loss on termination of development
  agreement                                          0           40,000
Loss on termination of lease                         0           37,319
                                            ----------       ----------
                                             1,730,079        2,191,762
                                            ----------       ----------
Income (loss) before income taxes              (40,748)         162,423
Provision for income taxes                                        6,500
                                            ----------       ----------
Net income (loss)                           $  (40,748)      $  155,923
                                            ==========       ==========
Weighted average number of shares
 outstanding                                 8,914,300        8,914,300
                                            ==========       ==========

Net income (loss) per share                 $        -       $      .02
                                            ==========       ==========


See accompanying notes to condensed consolidated financial statements.

6
                    FAST FOOD OPERATORS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                               Six Months Ended
                                            June 30,       June 25,
                                              1996           1995
                                           ----------      ----------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                 $ (40,748)      $ 155,923
                                           ---------       ---------
   Adjustments to reconcile to net
   cash provided (used) by operating
   activities
     Depreciation and amortization            57,388          81,383
     Gain on sale of restaurant                             (274,875)
     Loss on termination of development
       agreement                                   0          40,000
     Loss on termination of lease                  0          37,319
     Change in assets and liabilities:
       Inventory                              (1,744)         (5,026)
       Prepaid expenses and other
         current assets                       56,783         100,897
       Due from/to Integrated Food
         Systems, Inc.                       164,642        (378,212)
       Accounts payable, accrued
         expenses and other current
         liabilities                         (42,407)       (102,056)
       Taxes, other than income
         taxes                                13,168           4,102
       Security deposits                      15,000           1,861
                                           ---------       ---------
       Total adjustments                     262,830        (494,607)
                                           ---------       ---------
       Net cash provided (used) by
         operating activities                222,082        (338,684)
                                           ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed and other assets         (67,554)        (64,742)
  Proceeds from sale of restaurant                 0          (1,500)
  Other                                            0         490,000
                                           ---------       ---------
       Net cash used by investing
         activities                          (67,554)        423,758
                                           ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Payment of indebtedness                          0        (133,221)
                                           ---------       ---------
       Net increase (decrease) in cash       154,528         (48,147)

CASH, beginning of period                    106,569         210,392
                                           ---------       ---------
CASH, end of period                        $ 261,097       $ 162,245
                                           =========       =========

See accompanying notes to condensed consolidated financial statements.

7
                    FAST FOOD OPERATORS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                               Six Months Ended
                                            June 30,       June 25,
                                              1996           1995
                                           ----------      ----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:

  Cash paid during the period for:
  Interest                                 $              $   5,740
                                           =========      =========
  Income taxes                             $              $   1,500
                                           =========      =========
  Non-cash investing and financing
  activities:

  Book value of restaurant assets
    sold or written-off                    $              $ 306,944
                                           =========      =========
  Credit received from lessor on
    lease termination                      $              $  51,000
                                           =========      =========
  Write-off of franchise options           $              $  40,000
                                           =========      =========
  Discount on debt prepayment              $              $   5,000
                                           =========      =========



See accompanying notes to condensed consolidated financial statements.

8
                    FAST FOOD OPERATORS, INC. AND SUBSIDIARIES

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 (Unaudited)


1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996, and the results of operations and cash flows for the three and six-month periods ended June 30, 1996 and June 25, 1995.

2. The condensed consolidated results of operations for the three and six-month periods ended June 30, 1996, are not necessarily indicative of the results to be expected for the full year.

3. Effective April 1, 1996 the Company entered into a management agreement with an individual (the "Manager") to manage the operations of its Popeye's Restaurant on Empire Boulevard in Brooklyn. The agreement expires December 31, 1996 and may be cancelled by the Company or the Manager, in each case, upon written notice of 30 or 90 days, respectively. If the agreement is terminated by reason of the Manager's breach or is otherwise terminated by the Manager for any reason other than a breach by the Company, the Manager must pay a $10,000 termination fee. The Manager paid a $15,000 security deposit upon the commencement of the agreement.

      The agreement provides for a monthly management fee to the Manager equal to the restaurant's cash flow less the greater of $200 or five percent of such monthly cash flow, calculated monthly and not cumulatively. Conversely stated, the Company receives the greater of $200 per month or five percent of the restaurant's monthly cash flow. Any negative cash flow in any month is borne by the Manager and the Company still receives the $200 minimum amount for such month. The Company earned the minimum $600 amount for the three months ended June 30, 1996. The net amount retained by the Manager for the three months ended June 30, 1996 was $6,339. This amount is included with the management fee paid by the Company to Integrated Food Systems, Inc.

4. Income (loss) per share is based upon the income (loss) for the period divided by the weighted average number of common shares outstanding during the period.

Item 2
- ------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                               FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Net sales for the quarter ended June 30, 1996 decreased by $412,495 to $1,393,073 from $1,805,568 in 1995, a decrease of 22.8%, attributable to the Company operating up to three fewer restaurants during the current quarter due to the sales of restaurants in 1995. Sales for the six restaurants which were operated throughout both the 1996 and 1995 quarters increased by $165,784 or 13.5% to $1,393,073 in 1996 from $1,227,289 in 1995. The increase in same-store sales was due to the Company not offering discounted menu prices during April and May while retaining increased customer counts gained during prior periods of various discounting. Certain promotional discounts were again offered in June. Except for an anomalous 4.0% sales los at the Brooklyn location sub-leased from and shared with a fast food restaurant previously owned and operated by Integrated Food Systems, Inc.
(IFS), all continuing stores had sales gains ranging from 7.2% to 31.6% for the quarter. By borough, Brooklyn and Queens increased by 16.8% and 12.2% in the aggregate, respectively, and the sole Manhattan location, believed by the Company to be the franchisor's volume leader, increased by 9.6%. For the six-month, year-to-date period, total sales decreased by $1,007,071 or 28.8% to $2,491,457 in 1996 from $3,498,528 in 1995, while same-store sales increased by $242,909 or 10.8% to $2,491,457 in 1996 from $2,248,548 in 1995.

Cost of sales decreased by $157,015 or 25.9% to $448,320 for the quarter and by $342,217 or 29.9% to $802,126 for the six months, consistent with the sales declines. As a percentage of sales, cost of sales decreased by 1.3% and 0.5%, respectively to 32.2% for both the quarter and six month periods. The improvement in the gross profit percentage derives from the charging of regular prices during April and May of 1996, compared to heavy discounting in prior periods. The current cost of chicken is averaging approximately 7.5% higher than last year; small but noticeable savings are being made in paper costs this year due to a change in product mix related to the menu prices charged.

Store labor expenses declined by $172,499 to $345,649 for the quarter and by $337,575 to $697,027 for the six months decreases of 33.3% and 32.6%, respectively. As a percentage of sales, labor decreased by 3.9% to 24.8% for the quarter and by 1.6% to 28.0% for the six months. The large savings for the quarter was fairly evenly distributed throughout the labor expenses and was due principally to the effect of increased prices in April and May. Savings for the six month period were less pronounced but also evenly distributed throughout the manager, crew and benefit categories.

Store operating and occupancy expenses decreased by $103,506 to $346,834 for the quarter and by $236,857 to $683,224 for the six months, decreases of 23.0% and 25.7%, respectively. As a percentage of sales they were constant at 24.9% for the quarter, while increasing by 1.1% for the six month period. The increase for the year-to-date period,while obviously attributable to the first quarter, reflects a 1.1% increase in insurance costs, due to the high premiums incurred to insure only six locations; higher utility costs of approximately 0.5%; and generalized savings of approximately 0.5% principally related to the sales increases.

Advertising and royalty expenses were constant at 8.0% of sales for all periods, reflecting the Company's contractual obligations as franchisee.

General and administrative expenses increased by $8,532, or 9.9%, to $95,114 for the quarter and by $2,368, or 1.3% to $183,702 for the six months. The dollar cost increases occurred in management and professional fees and theft losses. Management fees to IFS increased to $4,500 quarterly per store effective January 26, 1996 due to the new minimum aggregate fee of $108,000. The new management agreement for the Empire Boulevard location in Brooklyn resulted in increased management fees of $6,339 for the quarter. As a percentage of sales, general and administrative expenses increased by 2.0% to 6.8% for the quarter and by 2.2% to 7.4% for the six months reflecting principally the cost increases in management and professional fees and theft losses.

The Company had no interest expense in 1996.

Rental income was virtually unchanged for both the quarterly and year-to-date periods.

Neither gains on the sale of restaurants nor losses on the termination of certain agreements recurred in 1996.

The Company had pre-tax income for all periods except the year-to-date 1996 six months. A tax provision of $6,500 was made in the second quarter of 1995. Due to the year-to-date 1996 loss, a tax provision for the current year has not been made.

                                 LIQUIDITY

During the first six months of 1996, the Company's working capital deficit increased by $35,914 to $47,646 from $11,732 at December 31, 1995. Capital expenditures required $67,554 while operations provided $16,640 and the security deposit on the new management agreement provided $15,000.

The Company's intercompany balance with IFS changed by $164,642 from a receivable of $153,010 to a payable of $11,632. Significant fluctuations in this balance are not expected in the future.

PART II.    OTHER INFORMATION
- -------     -----------------

Item 1-5.   Not Applicable.

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K
            --------------------------------

            None

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     FAST FOOD OPERATORS, INC.

Date: August 9, 1996                 By  \s\ Lewis E. Topper
                                         -------------------
                                         Lewis E. Topper
                                         Chairman of the Board,
                                         President, Chief
                                         Executive Officer,
                                         Treasurer and Director,
                                         Principal Financial and
                                         Accounting Officer