Form 10-Q
period 1996-09-29
FAST FOOD OPERATORS INC
filed 1996-11-07
CIK 350487

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                            FORM 10-Q


/X/  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 29, 1996
                                  OR

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

                             Yes   /X/       No

      The number of shares outstanding of each of the issuer's classes of common stock was 8,914,300 shares of common stock, par value $.01, outstanding as at October 31, 1996.

               FAST FOOD OPERATORS, INC. AND SUBSIDIARIES

                      FORM 10-Q THIRD QUARTER 1996

                                  INDEX
                                  -----


PART I                                         PAGE NO.
------                                         -------

Financial Information:

Condensed Consolidated Balance Sheets-
September 29, 1996 and December 31, 1995          2

Condensed Consolidated Statements of
Operations-for the Three and Nine Months
Ended September 29, 1996 and September 24, 1995   3-4

Condensed Consolidated Statements of
Cash Flows-for the Nine Months Ended
September 29, 1996 and September 24, 1995         5-6

Notes to Condensed Consolidated Financial
Statements                                        7

Management's Discussion and Analysis of
Financial Condition and Results of Operations     8-9


PART II
-------

Item 1.  Legal Proceedings                        10

Item 2.  Changes in Securities                    10

Item 3.  Defaults upon Senior Securities          10

Item 4.  Submission of Matters to a Vote
         of Security Holders                      10

Item 5.  Other Information                        10

Item 6.  Exhibits and Reports on Form 8-K         10

Signatures                                        10


              FAST FOOD OPERATORS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS


                                        September 29,    December 31,
                                           1996              1995
                                        (UNAUDITED)           *
                                        -----------       -----------

            ASSETS

Current assets:
   Cash                                 $  311,124        $  106,569
   Inventory                                32,839            35,676
   Due from Integrated Food
     Systems, Inc.                               0           153,010
   Prepaid expenses and other
     current assets                         45,937           138,576
                                        ----------        ----------
         Total current assets              389,900           433,831

Property, plant and equipment, net         480,822           477,476

Other assets:
   Franchise fees, net                       3,542             5,417
   Deferred costs                           11,474            12,630
   Security deposits                        13,500            20,014
                                        ----------        ----------
          Total assets                  $  899,238        $  949,368
                                        ==========        ==========

            LIABILITIES AND SHAREHOLDERS EQUITY

Current liabilities:
   Due to Integrated Food
     Systems, Inc.                      $   14,318        $        0
   Accounts payable, accrued expenses
     and other current liabilities         307,379           396,521
   Taxes payable                            55,866            49,042
                                        ----------        ----------
         Total current liabilities:        377,563           445,563

Security deposits payable                   21,000            10,630
                                        ----------        ----------
         Total liabilities:                398,563           456,193
                                        ----------        ----------
Shareholders' equity -
   Common stock - $.01 par value;
     authorized 10,000,000 shares;
     issued and outstanding
     8,914,300 shares                       89,143            89,143
   Additional paid-in capital            2,232,005         2,232,005
   Retained earnings (deficit)          (1,820,473)       (1,827,973)
                                        ----------        ----------
                                           500,675           493,175
                                        ----------        ----------
         Total liabilities and
          shareholders' equity          $  899,238        $  949,368
                                        ==========        ==========


See accompanying notes to condensed consolidated financial statements. *Condensed from audited financial statements.



               FAST FOOD OPERATORS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)


                                                  Three Months Ended
                                            September 29,    September 24,
                                                1996             1995
                                            ------------     ------------

Sales                                       $1,502,519       $1,606,045
Cost of sales                                  519,286          559,003
                                            ----------       ----------
Gross Profit                                   983,233        1,047,042
                                            ----------       ----------

Store labor expenses                           381,884          449,182
Store operating and occupancy expenses         386,906          395,063
Advertising and royalty expenses               121,205          129,804
General and administrative expenses             51,442           86,144
Interest expense                                     0                0
Rental income                                   (7,291)        ( 16,731)
Interest income                                 (  161)        (  1,098)
Gain on sales of restaurants                         0         (247,909)
Loss on termination of development
  agreement                                          0                0
Loss on termination of lease                         0                0
                                            ----------       ----------
                                               933,985          794,455
                                            ----------       ----------
Income before income taxes                      49,248          252,587
Provision for income taxes                       1,000            6,500
                                            ----------       ----------
Net income                                  $   48,248       $  246,087
                                            ==========       ==========
Weighted average number of shares
 outstanding                                 8,914,300        8,914,300
                                            ==========       ==========

Net income per share                        $        0       $      .03
                                            ==========       ==========


See accompanying notes to condensed consolidated financial statements.


               FAST FOOD OPERATORS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (UNAUDITED)


                                                   Nine Months Ended
                                            September 29,    September 24,
                                                1996             1995
                                            ------------     ------------

Sales                                       $3,993,976       $5,104,573
Cost of sales                                1,321,412        1,703,346
                                            ----------       ----------
Gross Profit                                 2,672,564        3,401,227
                                            ----------       ----------

Store labor expenses                         1,078,911        1,483,784
Store operating and occupancy expenses       1,070,130        1,315,144
Advertising and royalty expenses               321,177          411,111
General and administrative expenses            235,144          267,478
Interest expense                                     0            5,714
Rental income                                  (41,137)        ( 50,451)
Interest income                                (   161)        (  1,098)
Gain on sales of restaurants                         0         (522,784)
Loss on termination of development
  agreement                                          0           40,000
Loss on termination of lease                         0           37,319
                                            ----------       ----------
                                             2,664,064        2,986,217
                                            ----------       ----------
Income before income taxes                       8,500          415,010
Provision for income taxes                       1,000           13,000
                                            ----------       ----------
Net income                                  $    7,500       $  402,010
                                            ==========       ==========
Weighted average number of shares
 outstanding                                 8,914,300        8,914,300
                                            ==========       ==========

Net income per share                        $        0       $      .05
                                            ==========       ==========


See accompanying notes to condensed consolidated financial statements.


                    FAST FOOD OPERATORS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                               Nine Months Ended
                                          September 29,   September 24,
                                              1996           1995
                                          ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                               $   7,500       $ 402,010
                                           ---------       ---------
   Adjustments to reconcile net income
   to net cash provided (used) by
   operating activities
     Depreciation and amortization            85,965         112,339
     Gain on sale of restaurants                   0        (522,784)
     Loss on termination of development
       agreement                                   0          40,000
     Loss on termination of lease                  0          37,319

     Change in assets and liabilities:
       Inventory                               2,837          (8,666)
       Prepaid expenses and other
         current assets                       92,639          98,310
       Due to Integrated Food Systems        167,328        (485,385)
       Accounts payable, accrued
         expenses and other current
         liabilities                         (89,142)       (195,569)
       Taxes payable                           6,824           6,176
       Security deposits                      16,884           1,861
                                           ---------       ---------
                                             283,335        (916,399)
                                           ---------       ---------

  Net cash provided (used) by operating
    activities                               290,835        (514,389)
                                           ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed and other assets         (86,280)       (133,994)
  Proceeds from sales of restaurants               0         766,658
  Collections on short-term receivable             0          17,500
  Other                                            0        (  2,500)
                                           ---------       ---------
  Net cash provided (used) by investing
    activities                               (86,280)        647,664
                                           ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Payment of indebtedness                          0        (133,221)
                                           ---------       ---------
  Net increase (decrease) in cash            204,555        (     54)

CASH, beginning of period                    106,569         210,392
                                           ---------       ---------
CASH, end of period                        $ 311,124       $ 210,446
                                           =========       =========

See accompanying notes to condensed consolidated financial statements.


                FAST FOOD OPERATORS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)



                                               Nine Months Ended
                                          September 29,   September 24,
                                              1996           1995
                                          ------------    ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:

  Cash paid during the period for:
  Interest                                 $      0       $   5,740
                                           =========      =========
  Income taxes                             $ 17,000       $   3,000
                                           =========      =========
  Non-cash investing and financing
  activities:

  Book value of restaurant assets
    sold                                   $       0      $ 313,874
                                           =========      =========
  Book value of assets written-off
    on lease termination                   $       0      $  88,319
                                           =========      =========
  Short-term receivable arising from
    sale of restaurant                     $       0      $  67,500
                                           =========      =========
  Credit received from lessor on
    lease termination                      $       0      $  51,000
                                           =========      =========
  Write-off of franchise options           $       0      $  40,000
                                           =========      =========
  Discount on debt prepayment              $       0      $   5,000
                                           =========      =========


See accompanying notes to condensed consolidated financial statements.


           FAST FOOD OPERATORS, INC. AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          (Unaudited)


1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 29, 1996, and the results of operations and cash flows for the three and nine-month periods ended September 29, 1996 and September 24, 1995.

2. The condensed consolidated results of operations for the three and nine-month periods ended September 29, 1996, are not necessarily indicative of the results to be expected for the full year.

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

      The agreement provides for a monthly management fee to the Manager equal to the restaurant's cash flow less the greater of $200 or five percent of such monthly cash flow, calculated monthly and not cumulatively. Conversely stated, the Company receives the greater of $200 per month or five percent of the restaurant's monthly cash flow. Any negative cash flow in any month is borne by the Manager and the Company still receives the $200 minimum amount for such month. The Company earned the minimum $1,200 amount for the six months ended September 29, 1996. The net amount retained by the Manager for the six months ended September 29, 1996 was $10,067. This amount is included with the management fee paid by the Company to Integrated Food Systems, Inc.

4. On August 1, 1996, the Company assigned a lease for certain former restaurant premises it was sub-leasing to a third party. Such assignment resulted in neither gain nor loss but terminated the Company's liability as lessee. The Company had been realizing net monthly rental income on the property of $1,000 (over its monthly rental expenses of $3,591).

5. Income per share is based upon the income for the period divided by the weighted average number of common shares outstanding during the period.


Item 2
------

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

Net sales for the quarter ended September 29, 1996 decreased by $103,526 to $1,502,519 from $1,606,045 in 1995, a decrease of 6.4%, attributable to the Company operating up to two fewer restaurants during the current quarter due to the sales of restaurants in 1995. Sales for the six restaurants which were operated throughout both the 1996 and 1995 quarters increased by $127,281 or 9.2% to $1,502,519 in 1996 from $1,378,238 in 1995. The increase in same-
store sales was due to the Company offering reduced discounts on menu items during the quarter while retaining increased customer counts gained during prior periods of higher discounting. Except for a second consecutive quarterly sales loss at the Brooklyn location sub-leased from and shared with a fast food restaurant previously owned and operated by Integrated Food Systems, Inc.
(IFS) - this time at 17.0% off from the 1995 quarter - all continuing stores had sales gains ranging from 0.9% to 22.7% for the quarter. The sales decrease at the shared location was due to a large discount offered by the other restaurant on a competing chicken menu item. By borough, Brooklyn and Queens increased by 10.1% and 2.5% in the aggregate, respectively, and the sole Manhattan location, believed by the Company to be the franchisor's volume leader, increased by 14.2%. The largest sales gain, 22.7% for the quarter (and 23.1% for the nine months), was recorded by the oldest Brooklyn location, which again benefitted from a significant interior remodel completed earlier in the year. For the nine-month, year-to-date period, total sales decreased by $1,110,597 or 21.8% to $3,993,976 in 1996 from $5,104,573 in 1995, while same-store sales increased by $367,191 or 10.1% to $3,993,976 in 1996 from $3,626,786 in 1995.

Cost of sales decreased by $39,717 or 7.1% to $519,286 for the quarter and by $381,934 or 22.4% to $1,321,412 for the nine months, consistent with the sales declines. As a percentage of sales, cost of sales decreased by 0.2% and 0.3%, respectively to 34.6% and 33.1% for the quarterly and nine-month periods, respectively. The slight improvement in the gross profit percentage derives from reduced discounting in the current quarter and year-to-date periods. The current cost of chicken is averaging approximately 10.0% higher than last year; small but noticeable savings are being made in paper costs this year due to a change in product mix related to the menu prices charged.

Store labor expenses declined by $67,298 to $381,884 for the quarter and by $404,873 to $1,078,911 for the nine months, decreases of 15.0% and 27.3%, respectively. As a percentage of sales, labor decreased by 2.6% to 25.4% for the quarter and by 2.1% to 27.0% for the nine months. The savings for the quarterly and year-to-date periods was fairly evenly distributed throughout the labor expense categories and was due principally to the effect of reduced discounts on menu items.

Store operating and occupancy expenses decreased by $8,157 to $386,906 for the quarter and by $245,014 to $1,070,130 for the nine months, decreases of 2.1% and 18.6%, respectively. As a percentage of sales, they increased by 1.2% and 1.0% for the quarterly and nine-month periods to 25.8% and 26.8% of sales, respectively. The increase for the year-to-date period, reflects a 1.1% increase in insurance costs, due to the high premiums incurred to insure only six locations; higher utility costs of approximately 0.5%; higher rent and percentage rent costs aggregating 0.6% as the remaining restaurants pay proportionately higher base and percentage rents; and savings of 0.7% related to real estate, occupancy and water and sewer taxes and 0.3% for security costs.

Advertising and royalty expenses were constant at 8.1% of sales for all periods, reflecting the Company's contractual obligations as franchisee.

General and administrative expenses decreased by $34,702, or 40.3%, to $51,442 for the quarter and by $32,334 or 12.1% to $235,144 for the nine months. Management fees to IFS increased to $4,500 quarterly per store effective January 26, 1996 due to the new minimum aggregate fee of $108,000. The new management agreement for the Empire Boulevard location in Brooklyn resulted in increased management fees of $3,728 and $10,067 for the quarter and nine months, respectively. As a percentage of sales, general and administrative expenses decreased by 2.0% to 3.4% for the quarter but increased by 0.7% to 5.9% for the nine months reflecting principally dollar increases in management fees and increases as a percentage of sales in professional fees as these latter fees were virtually unchanged in dollar amounts.

The Company had no interest expense in 1996.

Rental income decreased by approximately $9,400 for both the quarterly and year-to-date periods reflecting the assignment of a lease, effective August 1, 1996, on which the Company had sub-let the premises to a third party sub-lessor.

Neither gains on the sale of restaurants nor losses on the termination of certain agreements recurred in 1996.

The Company had pre-tax income for all periods. For the year-to-date periods, taxes of $1,000 in 1996 and $13,000 in 1995 were provided.

                                 LIQUIDITY

During the first nine months of 1996, the Company's working capital improved by $24,069 from a deficit of $11,732 to a surplus of $12,337. Operations provided $93,465 and security deposit transactions provided $16,884 while capital expenditures required
$86,280.

The Company's intercompany balance with IFS changed by $167,328 from a receivable of $153,010 to a payable of $14,318. Significant fluctuations in this balance are not expected in the future.

PART II.    OTHER INFORMATION
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


                                     FAST FOOD OPERATORS, INC.

Date: October 31, 1996               By  \s\ Lewis E. Topper
                                         -------------------
                                         Lewis E. Topper
                                         Chairman of the Board,
                                         President, Chief
                                         Executive Officer,
                                         Treasurer and Director,
                                         Principal Financial and
                                         Accounting Officer