Form 10KSB
period 1996-12-29
FAST FOOD OPERATORS INC
filed 1997-04-14
CIK 350487

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB


(Mark One)

/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended December 29, 1996

                                OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ------------ to ------------

                  Commission file number 0-10213

                     FAST FOOD OPERATORS, INC.
     (Exact name of Registrant as specified in its charter)

            NEW YORK                              13-2974867
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification
No.)

          42-40 Bell Boulevard, Bayside, New York 11361
       (Address of principal executive offices) (zip code)

                           718-229-1113
                 (Registrant's telephone number,
                      including area code)

 Securities registered pursuant to Section 12(b) of the Act: None

   Securities registered pursuant to Section 12(g) of the Act:

              Common Stock, par value $.01 per share
                         (Title of Class)

Indicate by (X) whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for
the past 90 days.   Yes / X /    No /   /

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / X /

State issuer's revenues for its most recent fiscal year:
$5,349,978.

Aggregate market value of voting stock held by non-affiliates of the Registrant as at April 11, 1997: $279,816*

Shares of Common Stock outstanding as at April 11, 1997:
8,914,300
-----------------------------
* For purposes of this Report, shares held by non-affiliates were determined by aggregating the number of shares held by officers and directors of Registrant, as reflected on Form 3's and Form 4's filed with the Commission with respect to Registrant's Common Stock and by others who, to Registrant's knowledge, own 5% or more of Registrant's Common Stock, and subtracting those shares from the total number of shares outstanding. The resulting number of shares was multiplied by $1/16, the bid price for shares of Registrant's Common Stock on December 9, 1991, the last day on which any trading activity in the Common Stock was reported by the National Association of Securities Dealers Automated Quotation System.
                              PART I
                             ------
Item 1.   BUSINESS
-------   --------
Background
----------

     Fast Food Operators, Inc. (the "Company") was incorporated on December 18, 1978, pursuant to the laws of the State of New York. The Company conducts substantially all of its business under the trade name "Popeyes Famous Fried Chicken of New York."

     On April 9, 1981, the Company's Registration Statement on Form S-18 was declared effective by the United States Securities and Exchange Commission. Pursuant to such Registration Statement, the Company offered and sold to the public 2,200,000 Units (each Unit consisting of one share of Common Stock and one Common Stock Purchase Warrant to purchase a one-quarter fractional share of Common Stock) and received net proceeds therefrom of approximately $1,728,000.

     On December 27, 1978, the Company entered into an agreement (the "Option Agreement") with Popeyes Famous Fried Chicken, Inc., a Louisiana corporation ("PFFC"), pursuant to which the Company paid a total of $170,000 ($10,000 per option) for options to establish and operate 17 Popeyes Famous Fried Chicken and Biscuits restaurants in specified geographical areas within the Counties of New York and Queens, in the City of New York.

     As of December 27, 1984, the date of the expiration of the Option Agreement, the Company had exercised ten of its 17 options. On January 22, 1985, the Company entered into a Development Agreement (the "Development Agreement") with PFFC pursuant to which the Company purchased the option to open up to 12 additional stores in specified geographical areas within the Counties of Kings (Brooklyn) and Queens in the City of New York and the right to open additional stores in Manhattan on a case-by-case basis. The Company paid PFFC $50,000 for the five additional options and PFFC gave the Company credit for $70,000 previously paid under the Option Agreement for the seven options which the Company did not exercise thereunder. The Company entered into a separate Development Agreement, dated July 6, 1987, with respect to its Popeyes Famous Fried Chicken and Biscuits restaurant on 40 Empire Boulevard in Brooklyn, New York. Subsequently, in 1990, the Company sold two of its options under the Development Agreement to third party purchasers for $10,000 per option.

     On January 26, 1988, the Company entered into a series of transactions with Integrated Food Systems, Inc., a New Jersey corporation ("IFS"), pursuant to which, among other things, the Company agreed to be managed by IFS and borrowed $420,000 from IFS. See "Transactions with IFS."

     In 1992, PFFC, whose parent company had been in bankruptcy, was acquired by America's Favorite Chicken Company, a Minnesota corporation ("Franchisor"). See "The Franchisor."

     The Development Agreement provided that each time the Company exercised an option it was required to pay a $15,000 fee and to enter into a Franchise Agreement calling for the payments of certain royalties on sales, as more fully described under the heading "The Franchise" below. Under the Development Agreement, the Company had, until 60 days after the last store was opened thereunder, the nonexclusive right to open Popeyes Famous Fried Chicken and Biscuits restaurants in its specified areas in Brooklyn, Queens and Manhattan.

     The Development Agreement provided that the options granted thereunder must be exercised and restaurants opened no later than as set forth therein. On March 9, 1992, the Company entered into a Fourth Amendment to the Development Agreement to reinstate two options which expired unexercised in 1986 and to extend the date by which each of the remaining eight stores under option was required to be opened. In October 1992, the Company sold the option due to expire on March 1, 1993 to a third party for $10,000.

     The Company permitted its September 1, 1993 and March 1, 1994 options to expire unexercised; however, management requested the Franchisor to restore such options with revised expiration dates of March 1, 1997 and September 1, 1997, respectively. Management had received verbal assurance that reinstatement of the expired options with the requested expiration dates would be granted; however, in 1994, the Company and the Franchisor were unable to agree upon terms for the reinstatement of such expired options. The Company's option which was exercisable by September 1, 1994 also expired unexercised. The Company recognized a loss of $30,000 in fiscal 1994 as a result of the three expired options. The Company was accordingly in default of the Development Agreement.

     As a result of the defaults described above, the Franchisor had the right, among others, to terminate the Development Agreement, or to reduce the number of options. On January 30, 1995, the Franchisor notified the Company that pursuant to its rights thereunder, it was terminating the Development Agreement as a result of the Company's noncompliance with the amended development schedule. As of the date of such termination, the Company had four unexpired options remaining under the Development Agreement. The Company recognized the related $40,000 loss in the first quarter of fiscal 1995.

     As of March 31, 1997, the Company was operating six Popeyes restaurants. Six restaurants were sold and/or closed during the fourteen-month period from October 1994 to November 1995. The termination of the Development Agreement had no effect on the existing Franchise Agreements. In January 1997, the Company agreed to the sale of the Hillside, Queens Restaurant, which sale is expected to be consummated in April, 1997. See Item 1."Recent Restaurant Sales," "Recent Restaurant Closings," "Present Operations," "Future Locations," "The Franchise" and "The Franchisor."

Transactions with IFS
---------------------

     IFS is a wholly-owned subsidiary of Fast Food Systems, Inc. ("Fast Foods Systems"), a publicly-held corporation. Such entities presently manage two Wendy's franchises in New Jersey, having disposed of nineteen Wendy's restaurants in the New York Metropolitan area during the previous two years.

     On December 28, 1990, the Company and IFS entered into a series of transactions (the "1990 Transactions"). The 1990 Transactions, by their terms, were subject to ratification by the affirmative vote of the holders of a majority of the Company's outstanding voting common stock at the Company's next occurring annual meeting of shareholders. In exchange for the cancellation of $210,000 of the Company's secured debt to IFS representing one-half of its note payable thereto and $240,000 owing to IFS by the Company for unpaid management fees and interest charges, the Company agreed to issue 3,000,000 shares of its Common Stock to IFS. Absent the 1990 Transactions, the $420,000 note payable to IFS would have been convertible into 1,400,000 shares of Common Stock, representing upon such conversion, 19.1% of the issued and outstanding Common Stock of the Company. The 3,000,000 shares of Common Stock issued to IFS upon shareholder approval of the 1990 Transactions represent a 33.65% interest in the Company.

     As part of the 1990 Transactions, a new $210,000 secured promissory note due January 26, 1992 was issued by the Company. The new note was identical to the prior note except that it was not convertible into Common Stock. The new note bore interest, payable monthly, at a rate equal to two points above the prime interest rate. As of January 26, 1992, the new note was amended as to its principal repayment terms, in contemplation of the 1990 Transactions being approved by the stockholders. The revised repayment terms were: (i) $30,000 on January 26, 1992, and (ii) $10,000 per month for eighteen months commencing February 26, 1992. The Company initially failed to meet its payment obligations to IFS under the new note as they became due; however, IFS did not declare a default thereon. When the Company reached its peak season, during the summer of 1992, it was able to satisfy its past due obligations under the new note, although as discussed below, other indebtedness to IFS increased. The new note was paid in full, according to its amended repayment schedule, on July 26, 1993.

     Also in connection with the 1990 Transactions, the Company and IFS further amended a Management Agreement (the "Management Agreement") under which IFS provides, among other things, consultative, supervisory and advisory services to the Company. Under the terms of the amendment, IFS was to receive $16,000 per annum for each restaurant managed for the Company and income-related incentive fees, previously provided for, were eliminated. By its terms, the December 28, 1990 amendment to the Management Agreement required (and received) shareholder ratification at the Company's next occurring annual meeting.
Under the terms of the previous agreement, IFS received $16,000 per month without regard to the number of restaurants under management, in addition to other income-related incentives
(which, historically were not met). Based on 12 restaurants in operation, IFS received $190,667 and $192,000 respectively in 1993 and 1992 (the slightly lower amount in 1993 reflects a pro-rata reduction for the period between the closing of a restaurant in Raritan, New Jersey and the opening of a new restaurant on Eastern Parkway in Brooklyn, New York (which subsequently closed in 1994)). As amended in connection with the 1990 Transactions, the Management Agreement would have remained in effect until January 25, 1992; however, by an amendment dated January 26, 1992, the term of the Management Agreement was extended until January 25, 1993. By its terms, the January 26, 1992 amendment to the Management Agreement was also subject to (and also received) ratification by the Company's shareholders at the Company's 1992 Annual Meeting. Effective as of January 26, 1993, the Management Agreement was further amended to extend its term until January 25, 1994. As of January 26, 1994, the Management Agreement was extended until January 25, 1995 except that the management fee was reduced to $12,000 per restaurant per year.
As of January 26, 1995, the Management Agreement was extended until January 25, 1996. Management fees in fiscal 1995 and 1994 totalled $96,500 and $144,500, respectively. Effective as of January 26, 1996, the management agreement was extended until January 25, 1997. Per restaurant fees remained at $12,000 per annum; however annual aggregate fees could not be less than $108,000. Management fees in fiscal 1996 were $105,000.
Effective as of January 26, 1997, the management agreement was extended until January 25, 1998. Per restaurant fees remain at $12,000 per annum; however, the annual aggregate minimum fee was reduced to $96,000. See Item 6. Management's Discussion and
Analysis of Financial Conditions and Results of Operations.

     The Company's 1992 Annual Meeting took place on June 25, 1992, at which time the Company's stockholders ratified and approved the 1990 Transactions. In accordance therewith, $450,000 of aggregate indebtedness to IFS, including $210,000 of note principal, was converted to equity and IFS was issued 3,000,000 shares of the Company's Common Stock. The amended Management Agreement similarly went into effect, and as both the stock subscription and amended Management Agreement provided for their approval to be retroactive to December 28, 1990, an additional $67,306, representing the difference in management fees (attributable to the Company operating fewer than twelve restaurants for portions of the intervening eighteen-month period) and interest charges on the $210,000 of note principal retroactively extinguished, was contributed to the paid-in capital of the Company.

     At December 25, 1994, the Company owed IFS $536,385. However, in February 1995, IFS exercised its termination option on its Bronx sublease to the Company pursuant to which the Company received a credit of $51,000 applied as partial payment to its open-account indebtedness. The balance of such intercompany indebtedness was retired from the proceeds of two restaurant sales in May and July of 1995. At December 31, 1995, IFS owed the Company $153,010 pursuant to an interest-free, short-term advance, repayment of which was made during the first quarter of fiscal 1996. At December 29, 1996, the Company owes IFS $16,683 for the December 1996 management fee and other miscellaneous items. See Item 1. "Recent Restaurant Sales," and "Other Restaurant Closings," and Note 5 to the Consolidated Financial Statements.

Recent Restaurant Sales
-----------------------

     On May 4, 1995, pursuant to a contract of sale dated March 14, 1995, the Company sold its Hillside, New Jersey restaurant to an unrelated party for an all-cash sales price of $490,000, subject to certain closing adjustments. The Company simultaneously retired its related mortgage indebtedness, earning a $5,000 early payment discount. The Company recorded an overall gain on the sale, including the prepayment discount, of $274,875.

     On July 5, 1995, pursuant to a contract of sale dated June 19, 1995, the Company sold its East Orange, New Jersey restaurant to an unrelated party for an all-cash sales price of $325,000, subject to certain closing adjustments. The Company also obtained an assignment of certain lease rights from the lessor which rights were also sold to the purchaser at the Company's cost therefor of $135,000, of which one-half was paid at closing and the balance in various installments through December 2, 1995.
The Company recorded a gain on the sale of $247,909.

     On November 20, 1995, pursuant to a contract of sale dated
October 5, 1995, the Company sold its Teaneck, New Jersey restaurant to an unrelated party for an all-cash sales price of $175,000 plus certain closing adjustments and realized a gain on the sale of $150,409.

     The aggregate gain on the sale of all three restaurants was $673,193. After the last of such sales, the Company's six remaining restaurants were all located in New York City. See Item
2.  Properties and Note 8 to the Consolidated Financial
Statements.

     On January 15, 1997, the Company and an unaffiliated party, who had previously purchased two of the Company's restaurants and is also managing one Brooklyn restaurant for the Company, agreed to terms for the sale of the Company's Hillside Avenue, Queens Restaurant. The purchase price for this restaurant, the lease for which expires on July 31, 1988, is $30,000 plus the usual closing adjustments for inventory and prepaid/accrued items. The price is subject to increase by a minimum of $50,000 if the purchaser obtains any extension of the lease. For extensions of the lease term in excess of five years, the price is increased by an additional $10,000 per year to a maximum of $50,000. Accordingly, if the lease is extended for ten or more years, the adjusted purchase price will be $130,000. On April 8, 1997, the Company received the required approval from the Franchisor for the sale which is expected to close during the latter part of the month. See Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Recent Restaurant Closings
--------------------------

     On October 4, 1994, a robbery resulting in a homicide occurred at the Eastern Parkway location. The Company immediately closed the store pending a reassessment of its viability. Sales at this restaurant had declined during 1994 following the restaurant's successful opening in 1993. The Company subsequently determined it would permanently close this unprofitable location. On December 7, 1994, the assets and lease related to the Eastern Parkway restaurant were sold to an unrelated party. Also, in November 1994, the Company sold the lease and assets of its restaurant located at 168-30 Hillside Avenue in Queens to the same third party purchaser, which restaurant was also unprofitable at the time of closure. The Company lost approximately $69,000 on these two transactions, virtually all of which was attributable to the Brooklyn location.

     In February 1995, IFS, as sublessor of the Company's Bronx restaurant, notified the Company it was exercising its termination option included in the lease and, on February 22, 1995, this location closed. As provided in the lease, the Company was credited with a pro-rata early termination penalty payment to compensate it for the store's unamortized leasehold improvements. Such credit in the amount of $51,000 was applied to the Company's open account indebtedness due to IFS.

Present Operations
------------------

     Since June 1979, the Company exercised 12 of the options purchased by it pursuant to the Option Agreement and the Development Agreement, and acquired three existing Popeyes restaurants in New Jersey and opened three Popeyes restaurants in New York, pursuant to a separate Development Agreement. During the same period, the Company closed seven restaurants, one at 172 West 72nd Street in New York, New York, upon the expiration of the lease; one at 46-05 Northern Boulevard in Queens, New York and one at 125 West 42nd Street, New York, New York, both of which were unprofitable restaurants at the time of closure; one in Raritan, New Jersey, due to condemnation-related construction activity at the site; one at 168-30 Hillside Avenue, Queens and one at 1126 Eastern Parkway, Brooklyn, New York (which had opened in August 1993 and to which the Raritan franchise rights had been transferred) both of which were unprofitable at the time of closure; and one at 46-48 161st Street, Bronx, New York, another location which was unprofitable at the time of closure, and whose lease was terminated by IFS, the sub-lessor. In 1995, the Company also sold at a gain three profitable restaurants, located at 1318 Liberty Avenue, Hillside, New Jersey; 372 Central Avenue in East Orange, New Jersey; and 1307 Teaneck Road in Teaneck, New Jersey. See "Recent Restaurant Sales." The Company has entered into agreements ("Franchise Agreements") with PFFC and its successor in interest with respect to its six continuing Popeyes restaurant franchises in New York. The Company has one continuing subleased location. In addition to the recently terminated Bronx sublease, another subleased location was discontinued in 1993 when the Company was allowed to terminate the store lease. The Popeyes restaurants are located at 722 Seventh Avenue in the Times Square area of the Borough of Manhattan, City of New York; 850 Pennsylvania Avenue, 40 Empire Boulevard and 2137 Nostrand Avenue (sub-lease) in the Borough of Brooklyn, City of New York; 144-20 Hillside Avenue, and 122-10
Guy Brewer Boulevard in the Borough of Queens, City of New York. See Item 2. Properties.

     Effective April 1, 1996 the Company entered into a management agreement with an individual (The "Manager") to manage the operations of its Popeye's Restaurant on Empire Boulevard in Brooklyn. The agreement, the initial term of which expired December 31, 1996 is automatically renewable unless cancelled by the Company or the Manager, in each case, upon written notice of 30 or 90 days, respectively. If the agreement is terminated by reason of the Manager's breach or is otherwise terminated by the Manager for any reason other than a breach by the Company, the Manager must pay a $10,000 termination fee. The Manager paid a $15,000 security deposit upon the commencement of the agreement.

     The agreement provides for a monthly management fee to the Manager equal to the restaurant's cash flow less the greater of $200 or five percent of such monthly cash flow, calculated monthly and not cumulatively. Stated conversely, the Company receives the greater of $200 per month or 5% of the restaurant's monthly cash flow. Any negative cash flow in any month is borne by the Manager and the Company still receives the $200 minimum amount for such month. The Company earned the minimum $1,800 amount for the nine months the agreement was in effect in fiscal 1996. The amount retained by the Manager during this period was $10,686.

     At the time of its acquisition, the now-closed Raritan, New Jersey location was subject to a condemnation proceeding. Such proceeding was concluded in December 1993 at a significant gain
to the Company.   In September 1994, the Raritan landlord
commenced a lawsuit against the Company. In March 1997, the lawsuit was adjudicated with the substantial and unexpected award for the plaintiff. In April 1997, the parties verbally agreed to a settlement of the judgement amount. See Item 3. Legal Proceedings, Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 10B to the Consolidated Financial Statements.

     For the five fiscal years ended December 29, 1996, December 31, 1995, December 25, 1994, December 26, 1993 and December 27, 1992, the Company recorded sales of $5,349,978, $6,588,338,
$8,062,632, $8,240,781, and $7,929,720, respectively.  The
Company had a net loss of $137,412 in 1996, net income of $518,705 in 1995 and net losses of $228,720, $57,465, and
$273,274, in 1994, 1993 and 1992, respectively.  See Item 6.
Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 7. Financial Statements.

     The Company's present restaurants range in size from approximately 1,000 to 2,500 square feet of space and seat from approximately 38 to 66 persons. Restaurant hours of operation vary, depending upon location.

     The Company obtains its equipment, supplies, and food products from sources recommended and approved by the Franchisor.
In order to serve its featured "New Orleans Style" spicy and mild fried chicken, the Company must purchase its batter mix and special spices from Franchisor approved distributors.

     The Franchisor maintains quality control over the operations of its franchised restaurants by means of periodic, on-site inspections and evaluations. All aspects of business operations are inspected and evaluated, including cleanliness, service, food recipes and taste, and management. The failure by the Company to achieve satisfactory inspections and evaluations may be deemed to be a default under those provisions of the Franchise Agreements which require the Company to operate in accordance with the Franchisor's franchising "system," which default, if not cured within 30 days of written notice of default sent by the Franchisor to the Company, may result in termination of the Franchise Agreement.

     The Company has sought to find and establish restaurants in high traffic areas, and advertises in each restaurant's local area by means of discount coupons which are distributed throughout the marketing area, electric and electronic sign advertising and local community promotions. The Company also uses the nationally known and copyrighted figure of Popeye the Sailorman and its related family of characters in the Company's advertising and promotions, as well as throughout the decor of its restaurants. The Company has in the past undertaken limited local television and radio advertising promotions. Pursuant to the Company's Franchise Agreements, 3% of the Company's gross sales, exclusive of sales taxes, is to be contributed to the Franchisor for advertising, as more fully described under the heading "The Franchise."

Food Menu
---------

     Each of the Company's operating restaurants is a "limited menu" restaurant which utilizes the Popeyes Famous Fried Chicken and Biscuits fast food system and which specializes in the preparation and sale of uniquely flavored "New Orleans Style" spicy and mild fried chicken. The Company depends upon the distinctive taste of the batter used in the preparation of fried chicken and other items in order to attract and retain customers. The recipe for the batter mix is the property and trade secret of the Franchisor and the precise spices and ingredients and proper proportions of such spices and ingredients are unknown to the Company. As a result, the Company is required to purchase the batter mix and spices from distributors approved by the Franchisor.

     In addition to featuring its "New Orleans Style" fried chicken, the Company's restaurants offer for sale such accompanying food items as barbecue chicken sandwiches, onion rings, cole slaw, french fried potatoes, corn on the cob, cajun rice, cajun nuggets, cajun popcorn bite-sized shrimp and red beans, egg fried cajun style french fries and rice. Certain of these items are also prepared utilizing the Franchisor's proprietary spice blends. Although the Company possesses the recipe for preparing the above items, the blend of spices used therefor are the property of the Franchisor, and the Company must purchase such spices directly from the Franchisor's authorized distributors.

Future Locations
----------------

     Under the Development Agreement, the Company had options to open a specified number of additional Popeyes restaurants within the territories and time periods set forth in the Development Agreement and the right to submit additional locations in Manhattan to the Franchisor on a case-by-case basis. During the sixteen-month period ended December 25, 1994, three of such options expired unexercised. As a result, the Company was in default of the Development Agreement. On January 30, 1995, pursuant to its rights thereunder, the Franchisor terminated the Development Agreement. Such action did not affect the continuing franchise agreements nor the Company's right to submit additional locations as franchise sites to the Franchisor on a case-by-case basis. See "Background," "The Franchise, and Note 3 to the Consolidated Financial Statements.

     Provided that the Company obtains the additional financing which would be required, and further provided that the Company successfully negotiates additional franchise rights, which may or may not include partial or full credit against new franchise fees for lapsed options and/or closed locations, the Company may in the future seek to acquire additional Popeyes Famous Fried Chicken and Biscuits restaurants in the New York Metropolitan area. However, the Company has no present plans to do so.

The Franchisor
--------------

     The Company originally purchased the right to establish and operate Popeyes Famous Fried Chicken and Biscuits restaurant franchises from PFFC, a privately-held company founded in 1972. In 1992, PFFC, whose parent company had been in bankruptcy, was acquired by the Franchisor who continues to operate a national fast food system consisting of company-owned and franchised restaurants. The Franchisor's executive offices are located in Atlanta, Georgia.

     There are approximately 700 Popeyes Famous Fried Chicken and Biscuits restaurants currently operating in 40 states, the District of Columbia, and five countries. Approximately 13% of all restaurants are owned by the Franchisor, and the balance are owned by franchisees. To the Company's knowledge, the nearest Popeyes Famous Fried Chicken and Biscuits restaurant not operated by the Company is located in Manhattan on 34th Street.

The Franchise
-------------

     Historically, when the Company decided upon a site for a Popeyes restaurant, it submitted such site to the Franchisor for approval. Under the Development Agreement, the Franchisor had 30 days to approve or disapprove any proposed site. Within 90 days after site approval, the Company was to submit to the Franchisor proof that it owned the site or had a lease for such site containing certain required provisions, including that the term of the lease, together with renewal options was for at least 20 years (although such requirement had been waived in certain instances). In addition, the Company was required to submit plans and specifications for such site to the Franchisor for approval, which plans and specifications were to be in accordance with the Franchisor's standards and specifications for franchised locations. After such approvals were given by the Franchisor, the Company and the Franchisor entered into a Franchise Agreement covering the establishment and operation of a Popeyes Famous Fried Chicken and Biscuits restaurant franchise to be operated at the chosen location.

     Although the Franchisor terminated the Development Agreement as of January 30, 1995, such action did not irrevocably preclude the Company from acquiring additional franchises. While the Company has no present plans to construct new restaurants, should the Company seek to acquire existing restaurants, it expects it would follow previously applicable procedures to be approved as the unit franchisee and would also likely seek to negotiate credits against the franchise fee from lapsed options and/or closed locations. See "Future Locations".

     PFFC, and as its successor in interest, the Franchisor, and the Company have entered into Franchise Agreements for each of the Company's restaurants of which six continue in effect. Such Franchise Agreements generally provided for the Company to pay a franchise fee of $25,000 per franchise of which $10,000 was credited from the applicable option being exercised. The term of each Franchise Agreement and the franchise granted thereunder is 20 years from the date the Franchise Agreement is executed, and is thereafter renewable at the Company's option for one additional ten-year period. In order to renew, the Company must satisfy certain conditions, including the payment of one-half of the then current franchise fee; the execution of the then current Franchise Agreement, which may include a higher royalty rate or advertising fund contribution than currently; the execution of a general release in favor of the Franchisor; satisfaction of all monetary obligations to the Franchisor; and the reasonable remodeling and/or modernization of the franchised location, in accordance with the specifications contained in the Franchisor's then current Franchise Agreement or Operating Manual.

     In addition to the payment of the $15,000 balance of the franchise fee, each Franchise Agreement required, for all periods through January 9, 1993, the Company to pay a continuing royalty fee, payable on a weekly basis, in an amount, during the first five years, equal to 5% of gross sales, exclusive of sales tax, and, after the first five years, an amount equal to 5-1/2% of gross sales, exclusive of sales tax. Effective as of January 10, 1993, America's Favorite Chicken Company, as successor in interest to PFFC, amended the royalty percentage to 5% for all franchised restaurants, regardless of the number of years they had been in operation. The Company's previous weighted average royalty rate had been approximately 5.34%. The Company also has been and is currently required to pay an additional sum equal to 3% of gross sales, exclusive of sales tax, payable on a weekly basis, as and for its advertising contribution. However, commencing during 1993, three-fourths of such amount was required to be contributed to a regional advertising cooperative which purchases regional media advertising. Previously, two-thirds of the advertising contribution was expended for regional advertising by the Franchisor and its predecessor.

     The occurrence of certain events constitutes a default under the Franchise Agreement. Such events include the failure to make timely payments to the Franchisor; the failure to abide by the Franchise Agreement; the filing of a petition in bankruptcy by the Company, or the Company's consent to the filing of such a petition by another; the adjudication of the Company as bankrupt; the unauthorized transfer by the Company of any rights or obligations under the Franchise Agreement; the Company's repeated violation of the Franchise Agreement, whether or not cured; or the cessation by the Company of business activities at the franchised location. In the event of default, the Franchisor, at its option, may terminate the Franchise Agreement.

     Upon payment of the franchise fee and continuing royalty and advertising fees, the Franchisor provides and will continue to provide the Company with the following services: (a) standard basic plans and specifications for equipment, furnishings, decor, layouts and signs, together with advice and consultation concerning the architectural layout of Company stores; (b) lease review and approval; (c) a pre-opening and continuing training program; (d) pre-opening and continuing management training at the school operated by the Franchisor; (e) a Confidential Operations Manual; (f) special recipe techniques; (g) food preparation instructions; (h) standardized accounting methods;
(i) cost control methods; (j) portion control systems; and (k) grand opening advertising and promotion supervision.

     The Franchise Agreements, among other things, require the Company to maintain a high degree of cleanliness and repair, to operate in conformity with procedures established by the Franchisor, to use supplies conforming to the Franchisor's standards purchased from suppliers approved by the Franchisor, and to sell only items meeting the Franchisor's standards and which have been expressly approved by the Franchisor.

     The Franchise Agreements also provide that during their term, and for a period of one year thereafter, no officer, director or 5% shareholder of the Company will divert or attempt to divert any business of the Company to any competitor, to employ or seek to employ any employee of the Franchisor or any other franchisee, or own, operate, or have more than a 5% beneficial interest in any restaurant which is similar to a Popeyes restaurant. In addition, no officer, director or 5% shareholder of the Company may own, maintain, engage in, or have a controlling interest in any business which is similar to or the same as the franchised business (except other Popeyes restaurants), within a five or ten mile radius of the Popeyes restaurant subject to such Franchise Agreement.

Trademarks and Service Marks
----------------------------

     In much of its advertising, promotions and interior and exterior decor, the Company utilizes Popeye the Sailorman and its related family of characters pursuant to the rights conferred by the Franchise Agreement with PFFC and the Franchisor, as successor. PFFC obtained its license from King Features Syndicate, Inc. and the Company is not a party to such license and has no control over its perpetuation. The Company uses the licensed characters in order to promote the public's awareness of the Company's identity, but does not believe that it would be materially adversely affected by the loss of the use of such characters.

Competition
-----------

     The fast food, limited menu restaurant business is highly competitive. Competition is provided by an increasing number of franchised units of national and regional fast food chains, as well as by company-owned and locally-owned restaurants, drive-ins, and diners. The Company also competes with retail stores and other restaurants for desirable locations. The Company does not consider itself to be a significant factor in the fast food industry and many of the Company's competitors have far greater financial resources, management expertise, and physical operations than the Company. Competitive factors in the industry include price, taste, location, advertising and trademarks.

Employees
---------

     The Company has approximately 125 employees. Of such number, approximately 36 are full-time and approximately 89 are employed on a part-time basis. All of the Company's employees are trained to serve as food handlers and preparers, cooks, cashiers, servers and maintenance personnel and are trained in every phase of the Company's operations. The Franchisor requires that certain of such employees be trained by the Franchisor. In addition, all employees rotate between positions, thus providing each employee with a thorough knowledge of restaurant operations. Of the 36 full-time employees, 17 are employed in supervisory or managerial positions. None of the Company's employees are covered by a collective bargaining agreement.

Item 2.   PROPERTIES
------    ----------

     The Company operates six Popeyes Famous Fried Chicken and
Biscuits restaurants at the locations set forth below:

          1.   722 Seventh Avenue, New York, New York
          2.   40 Empire Boulevard, Brooklyn, New York
          3.   144-20 Hillside Avenue, Queens, New York
          4.   122-10 Guy Brewer Boulevard, Queens, New York
          5.   850 Pennsylvania Avenue, Brooklyn, New York
          6.   2137 Nostrand Avenue, Brooklyn, New York

     The leases in effect for the first five locations provide expiration dates (including options to extend) ranging from July
31, 1998 to June 30, 2013.


     The lease for the sixth restaurant, a sub-lease, expired on February 28, 1997 and the Company is presently in holdover status at such location. The sub-lessor acquired its lease (as lessee) and the sub-lease (as sub-lessor) from Integrated Food Systems, Inc. The sub-lessor is also in holdover status with respect to its lease as lessee.

     The sub-lessor has advised the Company that its negotiations to renew its lease for ten years should be concluded shortly at which time the Company's sub-lease will be extended for a ten-year coterminous period at a rental of 11% of sales for the first five years and 13% of sales for the second five years. Rent on the sub-lease is currently 15% of sales.

     In July, 1996 the Company amended the Manhattan lease, which was to expire on December 31, 1996. The amendment extended the term to December 31, 2002 and effective August 1, 1996 increased the annual rent from $180,000 to $265,000 through July 31, 1999. The rent for the remainder of the extended term will be $270,000 annually.

     In addition to the foregoing, the Company has subleased to an unrelated party a location at 1074 Washington Avenue in Brooklyn, New York which had been used by the Company for a restaurant which did not operate profitably. A second sublease for certain premises formerly used as a Popeyes restaurant at 87-26 Roosevelt Avenue in Queens, New York was terminated August 1,
1996 when the Company, with the consent of the lessor, assigned its lease to the sub-lessee.

     For further information concerning lease commitments, see
Note 6B to the Consolidated Financial Statements.

Item 3.   LEGAL PROCEEDINGS
------    -----------------

     At the time of its acquisition by the Company in August, 1991, the Raritan, New Jersey restaurant was subject to a condemnation suit brought by the New Jersey Department of Transportation. The Company was one of three tenants at the site. Work on the related three-year construction project commenced in October, 1991 and necessitated the closing of the restaurant in July 1993. A commission hearing was held on August 26, 1992 at which time, the commissioners determined an aggregate award for all defendants, including the landlord. The State appealed the award. In December 1993, the Superior Court of New Jersey awarded the Company an aggregate of $399,302 which was received in January, 1994. The Company's attorney fees and expenses totalled $105,909 and from the proceeds the Company also paid the outstanding balance of the Raritan mortgage debt in the amount of $131,972 together with accrued interest thereon of $1,184. The Company realized a net gain on the condemnation of $143,061.

     The Company considered the lease to be terminated and as of February 1, 1994 ceased paying rent. On September 30, 1994, Host Marriott Corporation, as sublandlord, instituted litigation against the Company seeking lost rent from February 1, 1994, payment for alleged removal of equipment, alleged loss of percentage rent, recovery of the amount allocated to the Company as a result of the condemnation proceeding and punitive damages. On November 23, 1994, the Company filed an answer denying all liability and asserting various affirmative defenses, among which was the failure of Marriott to mitigate damages based on Marriott's refusal to assign the sublease to another tenant.

     In March 1996, the Company, as defendant, and Host Marriott Corporation, as plaintiff, filed cross motions for summary judgment. The matter proceeded to trial in U.S. District Court in February 1997. On March 7, 1997, the Court decided in favor of the plaintiff and awarded $229,893 plus reasonable legal fees. The result at trial was completely unexpected by the Company and its counsel. On March 19, 1997 the Company filed a notice of appeal with the U.S. Circuit Court of Appeals for the Third Circuit. The Company also sought to negotiate a settlement of the judgement with the plaintiff. On April 9, 1997, the settlement negotiations resulted in the plaintiff verbally agreeing to accept the Company's offer of $143,500 in full satisfaction of the judgement amount, provided such payment is made by April 30, 1997. See Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 6D and 10B to the Consolidated Financial Statements.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------   ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fiscal year ended December 29, 1996.

                             PART II
                             -------

Item 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS
-------   -----------------------------------------------------

     The Company's Common Stock was previously traded in the over-the-counter market. However, there has been no reported trading activity in the Company's Common Stock since December 9, 1991. The Company presently has no market maker and no NASDAQ symbol. The Company is unable to predict whether a trading market for its Common Stock will resume in the future.

     As of April 10, 1997, there were approximately 1,822 holders of record of the Company's Common Stock.

     On November 28, 1995, the Company's Board of Directors declared a dividend in the nature of a return of capital of $.025 per share on its Common Stock. The dividend, aggregating $222,858, was paid on December 21, 1995 to holders of record as of December 11, 1995. On November 15, 1996, the Company declared a second return of capital distribution of $.01 per share of common stock. This distribution, aggregating $89,143 was paid on December 16, 1996 to holders of record as of December 11, 1995. Prior to these return of capital distributions, the Company had never paid a cash dividend of any kind and does not anticipate paying such a dividend in the foreseeable future. See Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS
-------   -------------------------------------------------
Results of Operations
---------------------

     The Company's net sales of $5,349,978 in fiscal 1996 decreased by $1,238,360, or 18.8%, from $6,588,338 in 1995. All of such decrease is attributable to restaurants that were sold or closed during 1995. The Company operated six restaurants throughout 1996. However in January of 1997, the Company and an unaffiliated party, who had previously purchased two restaurants from the Company and was managing another, agreed to the sale of the Hillside Avenue, Queens Restaurant. Such sale has been approved by the franchisor and is expected to close during the latter part of April 1997. See Liquidity and Note 10A to the Consolidated Financial Statements.

     Sales at the six continuing restaurants in New York City increased by 7.0%. However, fiscal 1995 comprised 53 weeks while fiscal 1996 comprised 52 weeks. Adjusted for the one-week difference, sales in fiscal 1996 at continuing restaurants grew by 9.0%. All restaurants except the Brooklyn sub-leased location recorded year-to-year gains. Sales at such lone exception decreased by 7.5%, as adjusted for the one-week shorter period.
Such decrease was attributable to competitive factors; the sub-lessor, who also operates a fast food restaurant on the premises, offered a discounted chicken nugget promotion at certain times during the year and another fast food chicken restaurant opened across the street. This competitor closed in early December 1996 and sales trends at the Company's store immediately turned positive. Four of the Company's other locations had gains, as adjusted for the one-week difference, ranging from 5.6% for the managed Brooklyn location to 8.0%, for the Manhattan location, believed by the Company to be the world-wide franchise sales leader. The two Queens locations had adjusted gains of 5.9% and 6.4%. The largest gain occurred at the newly remodeled Pennsylvania Avenue, Brooklyn location where sales, as adjusted, increased by 23.2%. The interior remodel was completed in the first quarter of 1996. All stores benefitted from improved operations generally, as well as the discontinuation of the $2.99 "Combo Meal" in January 1996.

     Cost of sales decreased by $445,791 or 20.0% to $1,781,065 in 1996 from $2,226,856 in 1995, principally as a result of the overall sales decline. As a percentage of sales they decreased by 0.5% to 33.3% in 1996 from 33.8% in 1995. Cost of sales benefitted from the discontinuation of $2.99 "Combo Meals" in January 1996. This resulted in a 0.2% decrease in the raw food cost as a percentage of sales, notwithstanding a 10% increase in the cost of chicken during 1996. Paper cost decreased by 0.3% of sales as a result of the discontinued discounted "Combo Meals."

     Selling, general and administrative expenses decreased by $874,881 or 19.3% to $3,652,223 in 1996 from $4,527,104 in 1995, consistent with the Company's decreased sales. As a percentage of sales, these expenses decreased by 0.4% to 68.3% in 1996 from 68.7% in 1995. Within this category, labor costs decreased by 2.5% of sales, benefitting from the effective increase in average menu prices resulting from the discontinuation of discounted "Combo Meals." Most of such improvement was realized in the first three quarters of the year. Due to the increase in the minimum wage effective October 1, 1996, the Company expects labor costs in 1997 to increase by 0.5% of sales. Occupancy costs increased by 0.8% including 0.5% attributable to higher base rent effective August 1, 1996 at the Manhattan location, increased in connection with the lease amendment and extension agreement therefor; 0.4% attributable to higher percentage rent charges due to sales increases at stores subject to percentage rent; 0.6% attributable to higher per-store insurance costs, increased in mid-1995 as a result of operating fewer stores; less the 0.6% effect of reduced real estate taxes and other municipal charges and a 0.1% reduction in depreciation and amortization expenses, related principally to the latter. Controllable operating expenses decreased by 0.5% of sales, principally as a result of the increase in offered menu prices. General and administrative expenses increased by 1.1% consisting of a net 0.6% increase in professional fees, a 0.2% increase in theft losses, a 0.1% increase in corporate franchise taxes and a net 0.2% increase in all other items in this category. The increase in professional fees results from increased charges for managerial accounting and administrative services, net of reduced legal fees as three restaurants were sold in 1995 and none were sold in 1996.

     Royalties and advertising expenses, both included in the selling, general and administrative expense category, were constant at 5.0% and approximately 3.0% of sales, respectively.

     Management fees increased by $8,500 to $105,000 in 1996 from $96,500 in 1995, principally as a result of the provision in the management agreement effective January 26, 1996 requiring an annual minimum of $108,000. The renewal effective January 26, 1997 reduced the minimum to $96,000. The Company also incurred net management fees of $8,886 (after deducting the $1,800 minimum cash flow requirement payable to the Company) resulting from the management agreement for the Empire Boulevard Restaurant in Brooklyn. The combined effect of both management agreements was an increase in expenses of 0.7% of sales.

     Interest expense of $5,714 in 1996 did not recur as the Company's last interest bearing debt was extinguished in May, 1995.

     Sublease income decreased by $20,612 or 30.7% to $46,537 in 1996 from $67,149 in 1995. One of the Company's two subleases was terminated August 1, 1996 when the Company's lease was assigned to the sub-lessee. See Note 6B to the Consolidated Financial Statements.

     Neither the gain on restaurant dispositions nor the loss on expiration of franchise options recurred in 1996.

     The Company has accrued at December 29, 1996 the $143,500 litigation settlement amount it has agreed to pay in satisfaction of the judgement awarded to the plaintiff landlord for the closed
Raritan location. See "Liquidity," Item 3. Legal Proceedings and Notes 6D and 10B to the Consolidated Financial Statements.

     Miscellaneous income increased by $15,843 or 58.6% to $42,861 in 1996 from $27,018 in 1995.

     Due to available net operating tax loss carryforwards in excess of taxable income for fiscal 1996 and 1995, the Company did not incur any income taxes in either year. At December 29, 1996, the Company has net operating loss and jobs tax credit carryforwards of approximately $1,544,000 and $91,000, respectively, which expire in 2009 and 2002.

Liquidity
---------

     The Company's working capital deficiency increased by $215,172 to $226,904 at December 29, 1996 from $11,732 at
December 31, 1995. Operations required $19,733, capital expenditures required $120,938 and the return of capital distribution required $89,143. Security deposits provided
$14,642.

     From a cash flow standpoint, operating activities provided $327,602 while investing and financing required $114,424 and $89,143, respectively, resulting in a $124,035 net increase in cash, which brought the year-end cash balance to $230,604.

     The Company will realize minimum proceeds of $30,000, plus closing adjustments, from the sale of the Hillside Avenue, Queens Restaurant subject to a maximum increase thereon of $100,000 if the purchaser renews the lease therefor. Such additional proceeds may not be received until 1998 as that location's lease does not expire until July 31, 1998. The Company will likely incur an immediate cash shortfall from the sale as it will be required to retire the Restaurant's trade liabilities.

     The Company has obtained a commitment to borrow $125,000 from a bank, with interest at 10%, repayable over two years, to fund approximately seven-eighths of the judgement settlement amount it has agreed to pay the plaintiff Host Marriott Corporation. Such financing, together with the available cash balance at December 29, 1996 and as augmented by operating cash flow are expected to be sufficient to meet the Company's cash obligations in fiscal 1997.

Inflation
---------

     In the Company's recent fiscal years, inflation has not been an overly significant factor. While certain raw food costs have fluctuated, such fluctuations have been cyclical rather than representative of steady inflationary pressure. Also, while unit labor costs have gone up, such increases have generally been offset by productivity improvements.

Item 7.   FINANCIAL STATEMENTS
-------   --------------------

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
            ------------------------------------------
                                                       Page
                                                       ----

Independent Auditor's Report                           F-1

Consolidated Balance Sheet at December 29, 1996        F-2

Consolidated Statement of Operations for the Years
Ended December 29, 1996 and December 31, 1995          F-3

Consolidated Statement of Stockholders' Equity for the
Years Ended December 29, 1996 and December 31, 1995    F-4

Consolidated Statement of Cash Flows for the Years
Ended December 29, 1996 and December 31, 1995          F-5

Notes to Consolidated Financial Statements             F-6
                                                       to
                                                       F-13


                  INDEPENDENT AUDITOR'S REPORT




Board of Directors
Fast Food Operators, Inc.
Bayside, New York


I have audited the accompanying consolidated balance sheet of Fast Food Operators, Inc. and Subsidiaries as of December 29, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 29, 1996. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fast Food Operators, Inc. and Subsidiaries as of December 29, 1996, and the consolidated results of their operations and cash flows for each of the years in the two-year period ended December 29, 1996, in conformity with generally accepted accounting principles.



                                   /S/ ERIC L. WESTON
                                   Certified Public Accountant






Westbury, New York
January 17, 1997, except for Note 10 as
to which the date is April 11, 1997


                   Fast Food Operators, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                               December 29, 1996


     ASSETS

Current assets:
   Cash                                                  $   230,604
   Inventory (Note 1B)                                        35,905
   Prepaid expenses and other current assets                  60,183
                                                         -----------
Total current assets                                         326,692
                                                         -----------
Property and equipment, net of accumulated
   depreciation (Notes 1C, 2, 8 and 10A)                     484,775
                                                         -----------
Other assets:
   Franchise fees, net of accumulated amortization
        of $122,083 (Notes 1D and 3)                           2,917
   Deferred lease costs (Note 1D)                             11,090
   Security deposits                                          13,500
                                                         -----------
Total other assets                                            27,507
                                                         -----------
TOTAL ASSETS                                             $   838,974
                                                         ===========

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                      $    81,248
   Accrued expenses                                          257,639
   Taxes, other than income taxes                             54,526
   Litigation settlement payable (Note 10B)                  143,500
   Due to Integrated Food Systems, Inc. (Note 5)              16,683
                                                         -----------
Total current liabilities                                    553,596

Security deposits payable                                     18,758
                                                         -----------
Total liabilities                                            572,354
                                                         -----------
Commitments and contingencies -
   (Notes 5, 6, 9 and 10)
Stockholders' equity - (Notes 4 and 10B):
   Common stock, $.01 par value;
    authorized: 10,000,000 shares; issued
    and outstanding: 8,914,300 shares                         89,143
   Additional paid-in capital                              2,142,862
   Accumulated deficit                                    (1,965,385)
                                                         -----------
Total stockholders' equity                                   266,620
                                                         -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $   838,974
                                                         ===========

See notes to consolidated financial statements.

                                      F-2
                    Fast Food Operators, Inc. And Subsidiaries
                      Consolidated Statement of Operations
              Years Ended December 29, 1996 and December 31, 1995


                                              1996              1995
                                           -----------       -----------
Sales                                      $ 5,349,978       $ 6,588,338

Cost of sales                                1,781,065         2,226,856
                                           -----------       -----------
Gross profit                                 3,568,913         4,361,482
                                           -----------       -----------
Selling, general and administrative
   expenses (Notes 5, 6A and 6B)             3,652,223         4,527,104

Interest expense                                 -                 5,714

Sublease income (Note 6B)                     ( 46,537)         ( 67,149)

Gain on restaurant dispositions
   (Note 8)                                      -              (635,874)

Expiration of franchise options
 (Note 3)                                        -                40,000

Loss on litigation settlement
   (Notes 6D and 10B)                          143,500             -

Miscellaneous income, including
 interest income of $161 in 1996
 and $2,292 in 1995                           ( 42,861)         ( 27,018)
                                           -----------       -----------
                                             3,706,325         3,842,777
                                           -----------       -----------
Net income (loss) (Note 9)                 $  (137,412)      $   518,705
                                           ===========       ===========

Net income (loss) per share
 (Note 1G)                                 $      (.02)      $       .06
                                           ===========       ===========
Weighted average number of
 shares outstanding                          8,914,300         8,914,300
                                           ===========       ===========


See notes to consolidated financial statements.



                   Fast Food Operators, Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Equity
                       Two Years Ended December 29, 1996



                    Common                                     Total
                    Stock         Additional                   Stock-
               ---------------     Paid-in      Accumulated    holders'
               Shares   Amount     Capital        Deficit      Equity
               ------   ------    ----------    -----------    -------



Balances,
December 26,
1994          8,914,300 $89,143  $ 2,454,863    $(2,346,678)  $   197,328

Return of
capital
distribution
(Note 4)          -       -       (  222,858)         -        (  222,858)

Net income
for 1995          -       -            -           518,705        518,705
             --------- -------   -----------   ------------   -----------
BALANCES,
DECEMBER 31,
1995         8,914,300 89,143      2,232,005    (1,827,973)       493,175

Return of
capital
distribution
(Note 4)         -      -         (   89,143)        -         (   89,143)

Net loss
for 1996         -      -              -        (  137,412)    (  137,412)
            --------- -------    -----------   -----------    -----------
BALANCES,
DECEMBER 29,
1996        8,914,300 $89,143    $ 2,142,862   $(1,965,385)   $   266,620
            ========= =======    ===========   ===========    ===========


See notes to consolidated financial statements.


                   Fast Food Operators, Inc. And Subsidiaries
                      Consolidated Statement of Cash Flows
              Years Ended December 29, 1996 and December 31, 1995



                                             1996             1995
                                           -----------      -----------
Cash flows from operating activities:
 Net income (loss)                         $(  137,412)     $   518,705
                                           -----------      -----------
Adjustments to reconcile net
 income(loss) to net cash provided
 (required)by operating activities:
   Depreciation and amortization               117,679         151,774
   Loss on litigation settlement               143,500           -
   Gain on asset sales, net of
    write-off of expired options                 -         (   595,874)
   Increase in inventory                    (      229)    (     6,108)
   Decrease in prepaid expenses and
    other current assets                        78,393          19,157
   Increase (decrease) in accounts
    payable                                     38,721     (   122,295)
   Increase in security deposits
    payable                                      8,128           -
   Increase (decrease) in accrued
    expenses                                (   96,355)         79,793
   Increase (decrease) in taxes,
    other than income taxes                      5,484     (     3,920)
   Increase (decrease) in due to
    Integrated Food Systems, Inc.              169,693     (   638,395)
                                           -----------     -----------
Total adjustments                              465,014     ( 1,115,868)
                                           -----------     -----------
Net cash provided (required) by
 operating activities                          327,602     (   597,163)
                                           -----------     -----------
Cash flows from investing activities:
 Purchase of fixed and other assets         (  120,938)    (   178,841)
 Proceeds from sale of restaurant
  assets                                         -           1,026,399
 Security deposits refunded                      6,514           1,861
                                           -----------     -----------
Net cash provided (required) by
 investing activities                       (  114,424)        849,419
                                           -----------      -----------
Cash flows from financing activities:
 Return of capital distribution             (   89,143)    (   222,858)
 Payments of long-term debt                      -         (   133,221)
                                           -----------     -----------
Net cash required by
 financing activities                       (   89,143)    (   356,079)
                                           -----------     -----------
Net increase (decrease) in cash                124,035     (   103,823)

Cash, beginning of year                        106,569         210,392
                                           -----------     -----------
Cash, end of year                          $   230,604     $   106,569
                                           ===========     ===========
Supplemental cash flow information:
 Cash paid during the year
  for interest                             $     -         $     5,714
                                           ===========     ===========
Non-cash investing and financing
 activities:
   Net book value of assets sold,
    disposed of or written off             $     -          $   435,510
                                           ===========      ===========

See notes to consolidated financial statements.

           Fast Food Operators, Inc. And Subsidiaries
           Notes to Consolidated Financial Statements


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

(A)  Organization and Principles of Consolidation:

The Company is engaged in the business of operating retail fast food restaurants under its trade name, Popeye's Famous Fried Chicken and Biscuits of New York, in accordance with franchise agreements. The Company is managed by Integrated Food Systems, Inc. ("IFS") who has made loans both to and from as well as an investment in the Company. (See Notes 1D, 3, 5 and 6A).

The consolidated financial statements include the accounts of the Company's wholly owned subsidiaries, New Jersey Pop Corp., Royal
Foods, Inc., Empire Boulevard, Inc. and 1074 Washington Avenue,
Inc. All intercompany accounts and transactions have been eliminated.

At both December 1996 and 1995 the Company was operating six restaurants. The Company sold at a gain one restaurant in each of the second, third and fourth quarters of fiscal 1995. The Company also closed one restaurant in February 1995. (See Notes 8 and 10A).

(B)  Inventory:

Inventory consists of food and paper supplies and is valued at the lower of cost or market on a first-in, first-out basis.

(C)  Depreciation and Amortization:

The cost of property and equipment is depreciated using the straight-line method at rates adequate to allocate the cost of applicable assets over their expected useful lives.

Leasehold improvements are amortized over the lesser of the terms of the related leases or the estimated useful lives of the assets.

(D)  Intangible Assets:

Franchise fees and deferred option costs incurred in connection with the acquisition of franchises are amortized on a straight-line basis over 10 years from the date exercised. The cost of unexpired options was charged to expense when they could no longer be exercised. (See Notes 3 and 6A).

Deferred lease costs are amortized over the life of the lease.

(E)  Income Taxes:

The Company's consolidated federal income tax return includes all of its subsidiaries. The Company accounts for income taxes pursuant to Financial Accounting Standard No. 109, ("FAS 109"), adopted in 1993. The adoption of this standard has had no impact on the Company's reportable income tax expense or benefit. (See
Note 9).

The Company is also subject to various state and local corporate franchise taxes. Such taxes, not constituting a tax on income, are included in general and administrative expenses.

(F)  Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date thereof and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(G)  Income (loss) per Common Share:

Income (loss) per common share is computed by dividing such amount by the weighted average number of common shares outstanding during each year.

(H)  Fiscal Year:

The Company's fiscal year ends on the last Sunday in December.
Fiscal 1996 and 1995 comprised 52 weeks and 53 weeks, respectively.

NOTE 2 -  PROPERTY AND EQUIPMENT

Property and equipment at December 29, 1996 consist of the following:


Leasehold improvements               $1,238,027
Kitchen equipment                       934,360
Furniture and fixtures                  251,870
Register system                          77,103
Automobiles                              13,023
                                     ----------
                                      2,514,383
Less: Accumulated depreciation
       and amortization               2,029,608
                                     ----------
Net property and equipment           $  484,775
                                     ==========

NOTE 3 -  FRANCHISE FEES AND DEVELOPMENT RIGHTS

The Company operates its Popeye's franchises pursuant to franchise agreements. The Company had also purchased nonrefundable options, at $10,000 each, pursuant to a development agreement, to establish and operate additional franchises within specified geographical areas. The franchisor granted the Company franchise development rights within specified territories and time periods as defined in the agreement.

At times, the Company and the franchisor had revised the expiration schedule of the options. At December 26, 1994, there were four remaining options, scheduled to expire every six months from March 1995 through September 1996. However, as a result of allowing three prior options to expire unexercised, the Company was in default of the agreement. In January 1995, the franchisor exercised its right to terminate the development agreement and the remaining four options lost all value. The Company accordingly recorded a loss thereon of $40,000 in 1995.

The agreements pertaining to each existing franchise are for a 20-year term. The Company may, at its option, renew each expiring franchise for one additional 10-year period for a fee equal to 50% of the then current franchise fee. Such renewal fee is presently $12,500.

The franchise agreements also obligate the Company to pay the franchisor fees for royalties and advertising. (See Note 6A).

NOTE 4 -  RETURN OF CAPITAL DISTRIBUTIONS

On November 15, 1996, the Company declared a return of capital distribution of $.01 per share of common stock. The distribution, aggregating $89,143, was paid on December 16, 1996 to shareholders of record as of December 2, 1996.

On November 28, 1995, the Company declared a return of capital distribution of $.025 per share of common stock. The distribution, aggregating $222,858, was paid on December 21, 1995 to shareholders of record as of December 11, 1995.

NOTE 5 -  RELATED PARTY TRANSACTIONS

The Company is managed by IFS pursuant to a management and other related agreements originally entered into in January 1988. In December 1990, the Company and IFS conditionally amended the various agreements between them. Adoption of the amended agreements, including a restructuring of the Company's debt and a conversion of a part thereof to 3,000,000 shares of common stock, all on a retroactive basis, required the ratification of the Company's shareholders, which was obtained on June 25, 1992. The management agreement was further amended effective January 26, 1994 to reduce the annual management fee by $4,000 per restaurant to $12,000.

The management agreement was subsequently renewed for additional one-year terms through January 25, 1996, 1997 and 1998; each renewal provided for a per restaurant fee of $12,000. However, the renewal effective January 26, 1996 required a minimum annual fee of $108,000; the renewal effective January 26, 1997 requires a minimum annual fee of $96,000.

Management fees were $105,000 in fiscal 1996 and $96,500 in 1995.

At December 26, 1994, the Company owed IFS $536,385. Such non-interest bearing advance was repaid in full during fiscal 1995 from the proceeds of various asset sales. At December 31, 1995, IFS owed the Company a non-interest bearing advance of $153,010, which was repaid during the first quarter of 1996. At December
29, 1996 the Company owes IFS $16,683, for the December management fee and miscellaneous items.

NOTE 6 -  COMMITMENTS AND CONTINGENCIES

(A)  Franchise Arrangements:

The Company is obligated to pay the franchisor fees for royalties and advertising, equal to 5% and 3% of gross sales, respectively.

Royalty and advertising fees charged to operations were $267,375 and $162,486 for fiscal 1996 and $329,441 and $201,750 for 1995.

(B)   Operating Lease Commitments:

The Company has lease agreements for store premises expiring at various dates through June 2007. Of these, one expires in 1997, two in 1998, one (amended in 1996) in 2002 and one in 2003. (See
Note 10A). Only the lease expiring in 2003 may be extended - for one ten-year term. Three of the leases provide for percentage rent at rates averaging 5% on annual sales in excess of stated minimums. One lease requires base rent equal to 15% of sales. In addition to monthly rental charges on all the leases, the Company must pay certain property taxes, insurance and other expenses.

The Company's lease for its Manhattan restaurant, previously requiring an annual rental of $180,000 and due to expire on December 31, 1996, was amended effective August 1, 1996. The amendment extended the lease term until December 31, 2002 and increased the annual rental to $265,000 for the three-year period ending July 31, 1999 and to $270,000 thereafter.

In February 1995, the Company closed its Bronx location.  (See
Note 8B).

In May, July and November of 1995, the Company sold the Hillside,
East Orange and Teaneck restaurants, respectively.  (See Note
8A).

The Company earns rental income from certain sublease arrangements. At December 29, 1996, the Company is a party to one such lease.

A second sub-lease was terminated on August 1, 1996 when the Company with the consent of the lessor, assigned its lease for certain former restaurant premises in Queens, New York to the sub-lessee. The Company realized neither gain nor loss on the assignment, but terminated its liability as lessee. The Company had been realizing net monthly income on the property of $1,000.

Minimum future annual rental and sublease payments under the remaining operating leases are as follows:

     Year        Amount       Sublease      Net
  -----------  ----------     --------  ----------
     1997      $  413,390     $ 10,800  $  402,590
     1998         398,445       10,800     387,645
     1999         359,903       10,800     349,103
     2000         362,820       10,800     352,020
     2001         362,820       10,800     352,020
  2002-2004       498,165       32,400     465,765
  2005-2007       139,755       26,100     113,655
               ----------     --------  ----------
  Totals       $2,535,298     $112,500  $2,422,798
               ==========     ========  ==========


Rent expense, including minimum, contingent and sublease rentals for the last two fiscal years consists of the following:

                                 1996          1995
                              ---------      ---------
Minimum rentals               $ 431,238      $ 448,970
Contingent rentals               94,683        143,116
                              ---------      ---------
                                525,921        592,086
Less: Sublease rentals           46,537         67,149
                              ---------      ---------
                              $ 479,384      $ 524,937
                              =========      =========

(C)  Management Agreement:

Effective April 1, 1996 the Company entered into a management agreement with an individual (The "Manager") to manage the operations of its Popeye's Restaurant on Empire Boulevard in Brooklyn. The agreement, the initial term of which expires December 31, 1996 is automatically renewable unless cancelled by the Company or the Manager, in each case, upon written notice of 30 or 90 days, respectively. If the agreement is terminated by reason of the Manager's breach or is otherwise terminated by the Manager for any reason other than a breach by the Company, the Manager must pay a $10,000 termination fee. The Manager paid a $15,000 security deposit upon the commencement of the agreement.

The agreement provides for a monthly management fee to the Manager equal to the restaurant's cash flow less the greater of $200 or five percent of such monthly cash flow, calculated monthly and not cumulatively. Stated conversely, the Company receives the greater of $200 per month or 5% of the restaurant's monthly cash flow. Any negative cash flow in any month is borne by the Manager and the Company still receives the $200 minimum amount for such month. The Company earned the minimum $1,800 amount for the nine months the agreement was in effect in fiscal 1996. The amount retained by the Manager during this period was $10,686.

(D)  Litigation:

The Company is the defendant in an action brought in September 1994, by the landlord of the closed Raritan location, which had been the subject of condemnation proceedings. The plaintiff alleged various damages to which the Company denied all liability. Subsequent to year-end, this matter was adjudicated in U.S. District Court and then settled by the parties. (See
Note 10B).

NOTE 7 -  FAIR VALUE OF FINANCIAL INSTRUMENTS

At December 29, 1996, the Company's financial instruments consist of cash, due to Integrated Food Systems, Inc. and the litigation settlement payable. (See Note 10B). The fair value of these accounts approximates their carrying value as of such date.

NOTE 8 -  LOSS (GAIN) ON RESTAURANT DISPOSITIONS

(A)  Gain on Sale of Three New Jersey Restaurants;

On May 4, 1995, July 5, 1995 and November 20, 1995, the Company sold the Hillside, East Orange and Teaneck, New Jersey restaurants, respectively, for all-cash sales prices of $490,000, $325,000 and $175,000 plus applicable closing adjustments; the Company realized respective gains thereon of $274,875, $247,909 and $150,409. The total book value of the assets sold was $358,206, including $281,562 of property and equipment, $25,629 of intangibles, $21,633 of security deposits and $29,382 of inventory and prepayments.

As a result of such sales, the Company's remaining restaurant operations are all within New York City, of which three are in Brooklyn, two are in Queens and one is in Manhattan.

(B)  Closing of Bronx Location:

In February 1995, IFS, the Company's management company and the sub-lessor of the unprofitable Bronx restaurant, advised the Company it was exercising its termination option provided in the lease. Such restaurant closed February 22, 1995. The Company received a $51,000 credit applied against its indebtedness to IFS. (See Note 5). The Company lost $37,319 on the closing of the store attributable to the excess of the unamortized leasehold improvements over the $51,000 credit.

NOTE 9 -  INCOME TAXES

Due to available net operating tax loss carryforwards in excess of taxable income for fiscal 1996 and 1995, the Company did not incur any income taxes in either year. At December 29, 1996, the Company has net operating loss and jobs tax credit carryforwards of approximately $1,544,000 and $91,000, respectively, which expire in 2009 and 2002.

Under FAS 109, the loss and tax credit carryforwards referred to above as well as certain other book-tax differences give rise to deferred tax assets which at December 29, 1996 aggregated $600,950, all of which was offset by an equivalent valuation allowance based on an estimated likelihood of realizability of less than 50%.
Reconciliation of the tax on (benefit from) income (loss) to the expected tax (benefit) computed by applying the U.S. federal income tax rate to income (loss) before income taxes is:

                         Percent of Pre-Tax Income (Loss)
                         --------------------------------
                                        1996        1995
                                        ----        ----
Computed expected tax (benefit)       (34.0)         34.0
Benefit from net operating
 tax loss carryforward                    -         (34.0)
Net operating loss, providing
 no federal income tax benefit         34.0           -
                                       -----        -----
                                         -            -
                                       =====        =====

The tax effects of temporary differences that give rise to deferred tax assets (before valuation allowances) and deferred tax liabilities at December 29, 1996, none of which gave rise to any deferred income tax provision or benefit in either fiscal 1996 or 1995, are as follows:

                                        Assets/Liabilities
       Assets                           ------------------
  Current:
     Litigation settlement payable         $ 43,050
                                           --------
  Total current deferred tax assets          43,050
                                           --------
  Non-current:
     Deferred costs and expenses, net of
      accumulated amortization                4,000
     Net operating loss carryforward        463,300
     Jobs tax credit carryforward            90,600
                                           --------
  Total non-current deferred tax assets     557,900
                                           --------
  Total deferred tax assets                $600,950
                                           ========
       Liabilities
  Non-current,
     Property and equipment, net of
      accumulated depreciation             $    300
                                           ========

For the year ended December 29, 1996, the valuation allowance decreased by $26,950 to $600,650. The net deferred tax asset at December 29, 1996 was therefore $300, all of which was classified as non-current and was accordingly offset by the non-current deferred tax liability in the equivalent amount.

NOTE 10 -SUBSEQUENT EVENTS

(A)  Contract for the Sale of the Hillside, Queens Restaurant:

On January 15, 1997, the Company and an unaffiliated party, who had previously purchased two of the Company's restaurants and is also managing one Brooklyn restaurant for the Company, agreed to terms for the sale of the Company's Hillside Avenue, Queens Restaurant. The purchase price for this restaurant, the lease for which expires on July 31, 1998, is $30,000 plus the usual closing adjustments for inventory and prepaid/ accrued items.
The price is subject to increase by a minimum of $50,000 if the purchaser obtains any extension of the lease. For extensions of the lease term in excess of five years, the price is increased by an additional $10,000 per year to a maximum of $50,000. Therefore, for an extension of ten years or more, the adjusted purchase price will be $130,000. The contract has been approved by the Company's franchisor and the sale is expected to be consummated in April 1997.

(B)   Adjudication of Lawsuit and Subsequent Settlement:

In March 1997, the U.S. District Court reached a decision in the lawsuit brought against the Company by the Host Marriott Corporation. Such plaintiff was the landlord for the Raritan, New Jersey location which the Company had acquired and was leasing from the plaintiff. The property had been the subject of a condemnation suit filed by the New Jersey Department of Transportation. The related construction project necessitated the closing of the restaurant in July 1993. In January of 1994, the Company received condemnation proceeds of $399,302 of which $105,909 comprised attorney fees and related expenses. The Company considered the lease to be terminated and as of February 1, 1994 ceased paying rent. On September 30, 1994, the landlord brought a lawsuit seeking lost rent, payment for alleged loss of percentage rent, recovery of the condemnation award paid to the Company and punitive damages. In November 1994, the Company filed an answer denying all liability and asserting various affirmative defenses, among which was the failure of the plaintiff to mitigate damages based on their refusal to assign the lease to another tenant. In March 1996 the Company, as defendant, and the plaintiff filed cross motions for summary judgement. The matter subsequently proceeded to trial in U.S. District Court in February 1997. On March 7, 1997, the Court decided in favor of the plaintiff and awarded $229,893 plus reasonable legal fees.

Such result was completely unexpected by the Company and its counsel. On March 19, 1997, the Company filed a notice of appeal of the District Court's decision with the U.S. Court of Appeals for the Third Circuit. The Company also sought to negotiate a settlement of the judgement amount with the plaintiff. On April 9, 1997, such settlement negotiations resulted in the plaintiff verbally agreeing to accept the Company's offer of $143,500 in full satisfaction of the judgement amount, provided such payment is made by April 30, 1997. The Company has accrued the loss at December 29, 1996 and for the year then ended in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies."

In order to fund the payment, the Company has obtained a commitment from a bank to borrow $125,000, with interest at 10%, repayable over two years.


Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE
-------   ------------------------------------------------

          Not applicable.

                            PART III
                            --------

Item 9.   DIRECTORS AND EXECUTIVE OFFICERS
-------   --------------------------------

     The following table sets forth information relating to each of the directors and executive officers of the Company.

     NAME                AGE       POSITION WITH THE COMPANY

Lewis E. Topper          47        Director, Chairman of the
                                   Board, President, Chief
                                   Executive Officer, and
                                   Treasurer

Daniel A. Poganski       36        Director and Secretary

Wayne R. Lehrhaupt       49        Director

     Lewis E. Topper has been the President, Treasurer, and a Director of the Company since January 1988. Mr. Topper became the Company's Chairman of the Board and Chief Executive Officer on October 30, 1989. Mr. Topper has been the President of IFS since December 1985. Mr. Topper is also Chairman of the Board, Chief Executive Officer, President, Chief Financial Officer, Chief Accounting Officer, Treasurer and a Director of Fast Food Systems, Inc. the parent of IFS since November 1990. Since 1989, Mr. Topper has also been an officer and a minority stockholder of numerous corporations which operate Wendy's restaurants. Mr. Topper was a partner with the accounting firm of Manton, Topper & Gilbert from 1979 until December 1985 when he left to join IFS. Mr. Topper is a graduate of Baruch College and has been a Certified Public Accountant since 1977.

     Daniel A. Poganski joined the Company in 1988 as its Controller. He has been the Secretary since October 1989 and Director since January 22, 1990. From October 1984 to 1986, he was employed as the Controller of Steve's Ice Cream, Inc. From 1986 to 1988, he was employed as a Divisional Assistant Controller by Integrated Resources, Inc., a financial services company and the parent of IFS prior to November 1990, and in such capacity was responsible for accounting matters. Mr. Poganski has served as the Secretary and Controller of IFS since April 1989 and the Secretary and Assistant Vice President of Fast Food Systems, Inc. since November 1990 and a Director of such Company since December 1991. In January of 1996, Mr. Poganski resigned as a full-time employee of IFS and Fast Food Systems, Inc. He retained his positions as officer and director and now provides virtually all management accounting and administrative services to those entities and to the Company through his own service company, A & B Accounting Services. He is a Certified Public Accountant and a graduate of Moorhead State University.

     Wayne R. Lehrhaupt has been a Director of the Company since January, 1994. Mr. Lehrhaupt is an attorney at law and has been a member of the New York Bar since 1974. He is a graduate of Queens College and has a J.D. degree from St. John's University. Since July 1992, Mr. Lehrhaupt has been counsel to the law firm of Solovay, Marshall & Edlin in New York, New York. From 1987 until 1992, he was a partner in the law firm of Litman & Lehrhaupt, New York, New York.

Item 10.  EXECUTIVE COMPENSATION
--------  ----------------------

     During each of the fiscal years in the three-year period ended December 29, 1996, the Company did not pay any executive officers any compensation. The Company was charged $105,000, $96,500, and $144,500 by IFS pursuant to the Management Agreement during fiscal 1996, 1995 and 1994, respectively. The management agreement has been renewed through January 25, 1998 at an annual per restaurant fee of $12,000 subject to an annual minimum of $96,000. In fiscal 1996, the Company paid fees of $60,000 to Mr. Poganski's service company, A&B Accounting Services.

     The Company maintains no employee benefit or stock option plans, but may in the future adopt pension, profit sharing, stock option, and other benefit plans.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT
--------  ---------------------------------------------------

     The following table sets forth as of April 10, 1997 information regarding the beneficial ownership of Common Stock
(i) by each person known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock; (ii) by each person who is a director or nominee for director; and (iii) by all directors and executive officers as a group.

Name of Beneficial       Amount and Nature
Owner and Address of     of Beneficial            Percent
Owner of More Than 5%    Ownership                of Class
---------------------    -----------------        --------

Integrated Food
Systems, Inc.            3,000,000 shares (1)      33.7%
42-40 Bell Boulevard
Bayside, New York  11361

Lewis Topper             114,888 shares (1)         1.3%

Lois Schifrin            430,240 shares (2)         4.8%
300 East 56th Street
New York, NY  10022

Toni Wiener              430,240 shares (2)         4.8%
9 Harbor Court East
Roslyn, New York  11576

Bruce Schifrin           430,239 shares (2)         4.8%
16 Rodeo Circle
Syosset, New York  11791

Daniel A. Poganski       31,635 shares (1)          0.3%

Wayne R. Lehrhaupt             --                    --

All directors and executive
directors as a group
(three persons)          146,523 shares (1)         1.6%

------------------------
(Footnotes to table appearing on previous page.)

(1) Represents 3,000,000 shares of Common Stock issued June 25, 1992 upon shareholder approval of the 1990 Transactions.
     See Item 1.  Business - Transactions with IFS.  Lewis
     Topper, the President and a Director of IFS, and the Chairman of the Board, Chief Executive Officer, Treasurer and a director of Fast Food Systems and Daniel A. Poganski, the Secretary, Controller and a Director of IFS and Fast Food Systems, each disclaims beneficial ownership of the shares of Common Stock owned by IFS.

(2)  Lois Schifrin, Toni Wiener and Bruce Schifrin are siblings.
     Each has attained his or her majority and disclaims beneficial ownership as to any of the shares owned by such other persons.

     Except as set forth in the footnotes, none of such shares is known by the Company to be shares with respect to which the beneficial owner has the right to acquire beneficial ownership. Except as set forth in the footnotes, the Company believes the beneficial holders listed above have sole voting and investment power regarding the shares shown as being beneficially owned by them.

Item 12.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

     The Company is managed by IFS, which has a 33.65% equity interest in the Company. See Item 1. Business - Transactions with IFS, and Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 5 to the Consolidated Financial Statements.

     The removal of IFS's designees from the Company's Board of Directors without IFS's consent and without cause, or the failure of the stockholders to elect IFS's designees to such position, or the removal of Lewis Topper or any other designee of IFS without IFS's consent and without cause from the office of President constitutes a default under the provisions of the Management Agreement.

     Daniel A. Poganski, Secretary and Director of the Company provides management accounting and administrative services to the Company through his own service company, A&B Accounting Services. For the fiscal year ended December 29, 1996, fees for such service aggregated $60,000.

     Wayne R. Lehrhaupt, a Director of the Company, provides various legal services to the Company. For the fiscal year ended
December 29, 1996, fees for such services aggregated $5,663.

                            PART IV
                            -------

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K
--------  --------------------------------
(a) (3)   Exhibits

                         EXHIBIT INDEX

3.1   Certificate of Incorporation of the Company and all
      amendments thereto, except for amendment referred to as
      Exhibit 3.2.  (1)

3.2   Amendment, dated as of January 30, 1990, to Certificate of
      Incorporation. (7)

3.3   By-Laws of the Company.  (2)

10.1  Development Agreement, dated as of January 22, 1985,
      between the Company and Popeyes Famous Fried Chicken and
      Biscuits, Inc., together with form of Franchise Agreement.
      (3)

10.2  Amendment to Development Agreement.  (5)

10.3  Secured Promissory Note, dated as of January 26, 1990, from the Company to IFS.  (4)

10.4  Loan Agreement, dated as of January 26, 1988, between the
      Company and IFS.  (4)

10.5  Security Agreement, dated as of January 26, 1988, between the Company and IFS.  (4)

10.6  Management Agreement, dated as of January 26, 1988,
      between the Company and IFS.  (4)

10.7  Amendment to Management Agreement, dated as of October 30,
      1989.  (7)

10.8  Amendment to Security Agreement, dated as of October 30,
      1989.  (7)

10.9  Amendment to Loan Agreement, dated as of October 30, 1989.
      (7)

10.10 Secured Promissory Note, dated as of December 28, 1990, from the Company to IFS.  (6)

10.11 Amendment to Loan Agreement, dated as of December 28,
      1990, between the Company and IFS.  (6)

10.12 Amendment to Security Agreement, dated as of December 28,
      1990, between the Company and IFS.  (6)

10.13 Stock Subscription Agreement, dated as of December 28,
      1990, between the Company and IFS.  (6)

10.14 Amendment to Management Agreement, dated as of December
      28, 1990, between the Company and IFS.  (6)

10.15 Omnibus Agreement, dated as of December 28, 1990, between the Company and IFS.  (6)

10.16 Amended Secured Promissory Note, dated as of January 26,
      1990, from the Company to IFS.  (6)

10.17 Amendment to Loan Agreement, dated as of January 26, 1990, between the Company and IFS.  (6)

10.18 Amendment to Security Agreement, dated as of January 26,
      1990, between the Company and IFS.  (6)

10.19 Amendment to Management Agreement, dated as of January 26,
      1990, between the Company and IFS.  (6)

10.20 Amendment to Loan Agreement, dated as of January 26, 1992, from the Company to IFS.  (8)

10.21 Amended Secured Promissory Note, dated as of December 30,
      1991, from the Company to IFS.  (8)

10.22 Amendment to Management Agreement, dated as of January 26,
      1992, between the Company and IFS.  (8)

10.23 Amendment to Development Agreement, dated as of March 9,
      1992, between the Company and Popeyes Famous Fried Chicken and Biscuits, Inc.  (8)

10.24 Amendment to Management Agreement, dated as of January 26,
      1993, between the Company  and IFS.  (9)

10.25 Letter notification exercising renewal option for restaurant premises at 1307 Teaneck Road, Teaneck, New
      Jersey. (10)

10.26 Lease addendum extending and amending lease for restaurant premises at 168-30 Hillside Avenue, Queens, New York. (10)

10.27 Letter notification exercising renewal option for restaurant premises at 144-20 Hillside Avenue, Queens, New
      York. (10)

10.28 Letter notification exercising renewal option for subleased premises at 87-26 Roosevelt Avenue, Jackson
      Heights, New York. (10)

10.29 Agreement to amend and modify lease for restaurant
      premises at 372 Central Avenue, East Orange, New Jersey.
      (10)

10.30 Lease modification, extension and amendment for restaurant premises at 722 Seventh Avenue, New York, New York. (10)

10.31 Lease for restaurant premises at 1126 Eastern Parkway,
      Brooklyn, New York. (10)

10.32 Lease surrender and termination agreement for subleased premises at 848 Utica Avenue, Queens, New York. (10)

10.33 Second lease addendum extending and amending lease for restaurant premises at 168-30 Hillside Avenue, Queens, New
      York. (10)

10.34 Amendment to Management Agreement, dated as of January 26,
      1994 between the Company and IFS. (10)

10.35 Asset Purchase Agreement, made October 21, 1994 for the sale by the Company of the assets located at 168-30
      Hillside Avenue, Jamaica, New York.  (11)

10.36 Assignment and Assumption Agreement, made November 14,
      1994 for the Assignment by the Company of the lease for
      premises at 168-30 Hillside Avenue, Jamaica, New York.
      (11)

10.37 Transfer and Release Agreement, made on or about November
      14, 1994 for the transfer of the franchise rights for the
      Company's restaurant at 168-30 Hillside Avenue, Jamaica,
      New York.  (11)

10.38 Asset Purchase Agreement, made on or about November 17,
      1994 for the sale by the Company of the assets located at
      1126 Eastern Parkway, Brooklyn, New York.  (11)

10.39 Assignment and Assumption of lease, dated December 5, 1994 for the Assignment by the Company of the lease for
      premises at 1126 Eastern Parkway, Brooklyn, New York.
      (11)

10.40 Transfer and Release Agreement made on or about December
      5, 1994 for the transfer of the franchise rights for the
      Company's restaurant at 1126 Eastern Parkway, Brooklyn,
      New York.  (11)

10.41 Notice of Termination dated January 30, 1995 from the
      Franchisor terminating the Development Agreement.  (11)

10.42 Letter dated March 1, 1995 from Fast Food Systems, Inc. to the Company detailing the credit to be given to the
      Company for the termination of the sublease at 46-48 161st
      Street, Bronx, New York.  (11)

10.43 Asset Purchase Agreement, dated March 10, 1995, for the sale of the Company's restaurant in Hillside New Jersey.
      (11)

10.44 Amendment to Management Agreement dated as of January 26,
      1995 between the Company and IFS.  (11)

10.45 Asset Purchase Agreement, dated as of June 19, 1995,
      between New Jersey Pop Corp. and S&K Chicken, L.L.C.  (12)

10.46 Letter from Fast Food Operators, Inc. dated July 5, 1995, in favor of S&K Chicken, L.L.C.  (12)

10.47 Assignment dated July 1995, by and among 372 Central
      Operating Co., Inc., Trunz Food Stores, Inc., 372 Holding
      Corporation, A&T Management Co., Inc. and Robert Trunz.
      (12)

10.48 Agreement dated as of July 5, 1995, by and among Fast Food
      Operators, Inc., New Jersey Pop Corp. and S&K Chicken,
      L.L.C.  (12)

10.49 Asset Agreement Relative to the Sale of the Teaneck
      Restaurant.  (13)

10.50 Amendment to Management Agreement dated November 22, 1995.
      (14)

10.51 Management Agreement for the Company's Restaurant at 40
      Empire Boulevard, Brooklyn, New York.  (15)

10.52 Modification and Extension Agreement for lease of
      restaurant premises at 722 Seventh Avenue, New York, N.Y.
      (15)

10.53 Assignment of Lease for premises at 97-26 Roosevelt
      Avenue, Queens, New York (15)

10.54 Amendment to Management Agreement dated as of January 26,
      1997.  (15)

10.55 Asset Purchase Agreement, dated January 15, 1997 for the sale by the Company of the lease for premises and assets
      located at 144-20 Hillside Avenue, Queens, N.Y.  (15)

22.   List of Subsidiaries. (7)
-------------------------------
(1)   Incorporated by reference to Exhibit "B" of the Company's
      Annual Report on Form 10-K for the year ended December 31,
      1981.

(2)   Incorporated by reference to Exhibit 3.2 of the Company's
      Annual Report on Form 10-K for the year ended December 31,
      1986.

(3)   Incorporated by reference to Exhibit 10 of the Company's
      Annual Report on Form 10-K for the year ended December 31,
      1984.

(4)   Incorporated by reference to the Exhibits to the Company's
      Current Report on Form 8-K, dated February 5, 1988.

(5)   Incorporated by reference to Exhibit 10.2 to the Company's
      Annual Report on Form 10-K for the fiscal year ended
      December 31, 1987.

(6)   Incorporated by reference to the Exhibits to the Company's
      Current Report on Form 8-K, dated January 4, 1991.

(7)   Incorporated by reference to Exhibit 22 to the Company's
      Annual Report on Form 10-K for the fiscal year ended
      December 30, 1990.

(8) Incorporated by reference to Exhibits 10.20 through 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1991.

(9) Incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 1992.

(10) Incorporated by reference to Exhibits 10.25 through 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1993.

(11) Incorporated by reference to Exhibits 10.35 through 10.44 to the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 1994.

(12)  Incorporated by reference to the Exhibits to the Company's
      Current Report on Form 8-K dated July 5, 1995.

(13)  Incorporated by reference to the Exhibits to the Company's
      Current Report on Form 8-K dated November 20, 1995.

(14) Incorporated by reference to Exhibit 10.50 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(15)  Filed herewith.

(b)       Reports on Form 8-K
          -------------------
          None.

                           SIGNATURES
                           ----------

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              FAST FOOD OPERATORS, INC.
                                   (Registrant)


                         By /s/ Lewis E. Topper

                            ----------------------------------
                              Lewis E. Topper
                              Chairman of the Board,
                              President, Chief Executive
                              Officer, Treasurer and Director

Date: April 14, 1997


      Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                              Title

      /s/ Lewis Topper                  Chairman of the
      ----------------
          Lewis Topper                  Board, President,
      Date:    April 14, 1997           Chief Executive
                                        Officer, Treasurer,
                                        (Principal Financial
                                        Officer and Principal
                                        Accounting Officer),
                                        and Director


      /s/ Daniel A. Poganski            Director and Secretary
      ----------------------
          Daniel A. Poganski
      Date:    April 14, 1997


      /s/ Wayne R. Lehrhaupt            Director
      ----------------------
          Wayne R. Lehrhaupt
      Date:    April 14, 1997

     The foregoing constitute all of the Board of Directors.