Form 10QSB
period 1997-03-30
FAST FOOD OPERATORS INC
filed 1997-05-16
CIK 350487

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                                FORM 10-QSB

/X/         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:  March 30, 1997

                                      OR

/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               ---------------   ----------------

Commission file number:  0-10213
                         -------

                            FAST FOOD OPERATORS, INC.
       (Exact name of small business issuer as specified in its charter)

                New York                             13-2974867

      (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)              Identification #)


      42-40 Bell Boulevard, Bayside, New York             11361
      (Address of principal executive offices)          (zip code)


                                (718) 229-1113
               (Issuer's telephone number, including area code)


      Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes /X/   No  / /


               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by court.

Yes  / /   No / /

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                               Outstanding at May 15,1997
Common Stock, $.01 par value                        8,914,300 Shares


TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):
YES / /  NO /X/


                  FAST FOOD OPERATORS, INC. AND SUBSIDIARIES

                        FORM 10-QSB FIRST QUARTER 1997

                                     INDEX





Part I                                                Page No.
------                                                -------

Financial Information:

Condensed Consolidated Balance Sheets-
  March 30, 1997 and December 29, 1996                   2


Condensed Consolidated Statements of Operations-
  for the Three Months Ended March 30, 1997
  and March 31, 1996                                     3


Condensed Consolidated Statements of Cash Flows-
  for the Three Months Ended March 30, 1997
  and March 31, 1996                                     4


Notes to Condensed Consolidated Financial
  Statements                                             5


Management's Discussion and Analysis of
  Financial Condition and Results of Operations         6-7


Part II
-------

Item 1.     Legal Proceedings                            8

Item 2.     Changes in Securities                        8

Item 3.     Defaults upon Senior Securities              8

Item 4.     Submission of Matters to a Vote
            of Security Holders                          8

Item 5.     Other Information                            8

Item 6.     Exhibits and Reports on Form 8-K             8


Signatures                                               8

                           FAST FOOD OPERATORS, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED BALANCE SHEETS


                                         March 30,        December 29,
                                           1997               1996
                                        ----------        ------------
                                        (Unaudited)             *

      Assets
      ------

Current assets:
   Cash                                 $  125,034        $  230,604
   Inventory                                34,677            35,905
   Prepaid expenses and other
     current assets                         65,498            60,183
                                        ----------        ----------
         Total current assets              225,209           326,692

Property, plant and equipment, net         503,342           484,775

Other assets:
   Franchise fees, net                       2,292             2,917
   Deferred costs                           10,704            11,090
   Security deposits                         8,500            13,500
                                        ----------        ----------
          Total assets                  $  750,047        $  838,974
                                        ==========        ==========

      Liabilities and Shareholders' Equity
      ------------------------------------

Current liabilities:
   Due to Integrated Food
     Systems, Inc.                      $   13,425        $   16,683
   Accounts payable, accrued expenses
     and other current liabilities         263,066           338,887
   Taxes, other than income taxes           61,591            54,526
   Litigation settlement payable           143,500           143,500
                                        ----------        ----------
         Total current liabilities:        481,582           553,596

Security deposits payable                    6,000            18,758
                                        ----------        ----------
         Total liabilities:                487,582           572,354
                                        ----------        ----------
Shareholders' equity -
   Common stock - $.01 par value;
     authorized 10,000,000 shares;
     issued and outstanding
     8,914,300 shares                       89,143            89,143
   Additional paid-in capital            2,142,862         2,142,862
   Retained earnings (deficit)          (1,969,540)       (1,965,385)
                                        ----------        ----------
                                           262,465           266,620
                                        ----------        ----------
         Total liabilities and
          shareholders' equity          $  750,047        $  838,974
                                        ==========        ==========


See accompanying notes to condensed consolidated financial statements. *Condensed from audited financial statements.

                           FAST FOOD OPERATORS, INC. AND SUBSIDIARIES

                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                           (UNAUDITED)




                                              Three Months Ended
                                           -------------------------
                                            March 30,      March 31,
                                              1997           1996
                                           ----------     ----------

Sales                                      $1,322,026     $1,098,384
Cost of sales                                 441,538        353,806
                                           ----------     ----------
Gross profit                                  880,488        744,578
                                           ----------     ----------
Store labor expenses                          385,392        351,378
Store operating and occupancy expenses        345,402        336,390
Advertising and royalty expenses              105,674         88,279
General and administrative expenses            66,852         88,588
Rental income                               (   2,700)     (  17,073)
Income and expense reimbursement arising
  from management sub-contract              (  15,977)         -
                                           ----------     ----------
                                              884,643        847,562
                                           ----------     ----------



Net loss                                   $(   4,155)    $( 102,984)
                                           ==========     ==========

Weighted average number of shares
  outstanding                               8,914,300      8,914,300
                                           ==========     ==========

Net loss per share                         $    (  - )    $    ( .01)
                                           ==========     ==========


See accompanying notes to condensed consolidated financial statements.

                           FAST FOOD OPERATORS, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           (Unaudited)


                                              Three Months Ended
                                           -------------------------
                                           March 30,       March 31,
                                              1997            1996
                                           ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                 $(  4,155)      $(102,984)
                                           ---------       ---------
   Adjustments to reconcile to net
   cash provided (required) by
   operating activities
     Depreciation and amortization            26,302          27,845

     Change in assets and liabilities:
       Inventory                               1,228           5,934
       Prepaid expenses and other
         current assets                     (  5,315)         31,282
       Due from/to Integrated Food
         Systems, Inc.                      (  3,258)        157,714
       Accounts payable, accrued
         expenses and other current
         liabilities                        ( 75,821)       ( 18,022)
       Taxes, other than income
         taxes                                 7,065           8,790
                                           ---------       ---------
       Total adjustments                    ( 49,799)        213,543
                                           ---------       ---------
       Net cash provided (required)
         by operating activities            ( 53,954)        110,559
                                           ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                  ( 43,858)       ( 53,339)
  Other                                     (  7,758)          -
                                           ---------       ---------
       Net cash used by investing
         activities                         ( 51,616)       ( 53,339)
                                           ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

  None                                         -               -
                                           ---------       ---------
       Net increase (decrease) in cash      (105,570)         57,220

CASH, beginning of period                    230,604         106,569
                                           ---------       ---------
CASH, end of period                        $ 125,034      $  163,789
                                           =========      ==========
SUPPLEMENTAL DISCLOSURES:

  None applicable


See accompanying notes to condensed consolidated financial statements.

                  FAST FOOD OPERATORS, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)



1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 30, 1997, and the results of operations and cash flows for the three months ended March 30, 1997 and March 31, 1996.

2. The condensed consolidated results of operations for the three-month period ended March 30, 1997, are not necessarily indicative of the results to be expected for the full year.

3. On April 15, 1997 the sale of the Hillside Avenue restaurant in Queens was consummated as of the close of business on the previous day. Such sale reduced the Company's restaurants to five. The Company received gross initial proceeds of $41,331, including closing adjustments of $11,331. The Company may receive further proceeds in the event the buyer obtains an extension of the lease. For any extension of the lease, the Company will receive an additional $50,000. For extensions of the lease in excess of five years, the Company will receive an additional $10,000 per year for a maximum of five additional years. The Company realized a gain on the sale of approximately $13,400.

4. On April 21, 1997, the Company paid the litigation settlement to the Host Marriott Corporation in the amount of $143,500. The Company funded such payment principally from the proceeds of a $125,000 loan from BSB Bank and Trust Company. The loan is repayable in 24 equal installments of $5,208 plus interest at 10% per annum.

5. The Company's Empire Boulevard Restaurant in Brooklyn is managed by an unrelated party pursuant to a management agreement. The agreement provides for the manager to receive the restaurant's net cash flow and for the Company to receive a monthly fee equal to the greater of $200 per month or five percent of such cash flow.
If monthly cash flow is negative, the manager must pay the Company the amount of negative cash flow in addition to the monthly minimum fee. Negative cash flow for the three months ended March 30, 1997 was $15,377. The net fee for such period was accordingly $15,977.

6. Loss per share is based upon the loss for the period divided by the weighted average number of common shares outstanding during the period. The Company has no potentially dilutive securities outstanding. Accordingly, the Company's per share data will not be affected by application of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," issued in February 1997 and effective for annual and interim periods ending after December 15, 1997.

Item 2
------

      Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
---------------------

Net sales in the first quarter of 1997 increased by $223,642 to $1,322,026 from $1,098,384 in the first quarter of 1996, an increase of 20.4%. The Company operated six restaurants throughout both periods. However on April 15, 1997, the Company sold its Hillside Avenue Queens restaurant. (See Note 3 to the Condensed Consolidated Financial Statements). Sales, which benefitted from much milder weather this winter, increased at all restaurants. The Company's sole Manhattan location, the Company's leader in sales, had a sales increase of 31.3%, benefitting from the improvements being made to the Times Square area and the related increased traffic and activity. The three Brooklyn stores had sales increases averaging 20.0%, led by a 22.8% sales gain at the recently remodelled Pennsylvania Avenue location. The two Queens stores had an average gain of 10.9%, led by the Hillside Avenue Restaurant's gain of 13.7%.

The Company continues to face significant direct local competition. The Company's first fiscal quarter has historically been its poorest in terms of sales performance.

Cost of sales increased by $87,732 or 24.8% to $441,358 from $353,806 one year ago. As a percentage of sales, cost of sales increased by 1.2% to 33.4% in 1997 from 32.2% in 1996. Such increase principally reflects an increase in the cost of chicken. The increase in raw food cost was partially offset by a reduction in paper cost resulting from a shift in product mix.

Store labor expenses increased by $34,014 to $385,392 in 1997 from $351,378 in 1996, a percentage increase of 9.7%. As a percentage of sales, these costs decreased by 2.8% to 29.2% in 1997 from 32.0% in 1996. The savings is due to the sales increase as well as a significantly improved utilization of crew labor which more than offset the effect of a minimum wage increase.

Store operating and occupancy expenses increased by $9,012 to $345,402 in 1997 from $336,390 in 1996 an increase of 2.7%. As a percentage of sales these costs decreased by 4.5% to 26.1% in 1997 from 30.6% in 1996. Utilities decreased by 1.4% reflecting the much milder winter this year. Insurance decreased by 1.3% due to better rates from a new policy. Maintenance and related services decreased by 1.1%, principally as a result of high snow plowing costs last year. The balance of the savings occurred in rent and depreciation charges occasioned by the sales gains.

Advertising and royalty expenses increased by $17,395 to $105,674 in 1997 from $88,279 in 1996. As a percentage of sales, these expenses were constant at 8.0%.

General and administrative expenses decreased by $21,736 or 24.5% to $66,852 in 1997 from $88,588 in 1996. As a percentage of sales, they decreased by 3.0% to 5.1% in 1997 from 8.1% in 1996. Savings as a percentage of sales were distributed over the following categories - Administrative office corporate expenses, principally occupancy related - 1.1%; professional fees - 0.7%; management accounting services - 0.4%; fines - 0.4% (reflecting the non-recurrence of certain minor building code violations, corrected in
1996); management fees - 0.3% (due to a reduction of $1,000 per month in the minimum fee effective in February, 1997) and corporate franchise taxes and miscellaneous items - 0.1%.

There was no interest expense incurred in either quarter. At March 30, 1997 the Company had no interest-bearing indebtedness.
However, in April 1997, the Company borrowed $125,000 from a bank, repayable over two years with interest at 10%. (See Liquidity and Note 4 to the Condensed Consolidated Financial Statements).

Sub-lease income fell by $14,373, or 84%, to $2,700 from $17,073.
The Company has one remaining sublease, having terminated a second sublease in August, 1996.

Effective April 1, 1996 the Company contracted for the management of its Empire Boulevard Restaurant in Brooklyn. The agreement transfers the net cash flow of the restaurant to the manager in exchange for a monthly fee equal to five percent of such cash flow, subject to a monthly minimum of $200. For any month in which cash flow is negative, the manager must pay an amount equal to such deficit to the Company in addition to the $200 minimum. Cash flow from April thru December of 1996 was positive. However for the first quarter of 1997, cash flow was a negative $15,377. The net fee for such period was accordingly $15,977.

Liquidity and Capital Resources
-------------------------------

During the first quarter of 1997, the Company's working capital deficit increased by $29,469 to $256,373. The increase in the deficit arose from net expenditures for fixed assets of $43,858 and net security deposit payments of $7,758 less working capital provided by operations of $22,147.

The Company's intercompany balance with IFS decreased by $3,258 from $16,683 to $13,425. Significant fluctuations in this balance are not expected in the future.

The Company's cash balance decreased by $105,570 to $125,034.
Operations required $53,954 after changes in current assets and liabilities required $76,101.

The Company received initial gross proceeds from the sale of the Hillside Avenue, Queens Restaurant of $41,331 on April 15, 1997. Conditioned upon the signing of a lease extension which will be sought by the purchaser, the Company will receive an additional $50,000 to $100,000. (See Note 3 to the Condensed Consolidated Financial Statements).

The Company settled the Host Marriott litigation on April 21, 1997 by the payment of $143,500 in cash. The Company borrowed $125,000 from the BSB Bank and Trust Company to fund most of such payment. The loan, which is repayable in monthly installments over two years with interest at 10%, may be prepaid without penalty.

In the event the Company receives additional proceeds from the Hillside Restaurant sale, the Company may apply such proceeds to a loan prepayment. As the Company's restaurant operations are now cash flow positive, the Company anticipates being able to satisfy its cash flow requirements. Future return of capital distributions are also a possibility.

                                       7

PART II.    OTHER INFORMATION
--------    -----------------

Item 1-5.   Not Applicable.


Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------

            None


                                   FAST FOOD OPERATORS, INC.


Date: May 15, 1997                 By \s\ Lewis E. Topper
                                      -------------------
                                         Lewis E. Topper
                                         Chairman of the Board,
                                         President, Chief
                                         Executive Officer,
                                         Treasurer and Director,
                                         Principal Financial and
                                         Accounting Officer


                                       8