Form 10QSB
period 1997-06-29
FAST FOOD OPERATORS INC
filed 1997-08-12
CIK 350487

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                                FORM 10-QSB

/X/         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:  June 29, 1997

                                      OR

/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               ---------------   ----------------

Commission file number:  0-10213
                         -------

                      FAST FOOD OPERATORS, INC.
Exact name of small business issuer as specified in its charter)

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


           Class                      Outstanding at August 8, 1997
Common Stock, $.01 par value             8,914,300 Shares


TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

YES / /  NO /X/


               FAST FOOD OPERATORS, INC. AND SUBSIDIARIES

                      FORM 10-Q SECOND QUARTER 1997

                                  INDEX
                                  -----




PART I                                         PAGE NO.
------                                         -------

Financial Information:

Condensed Consolidated Balance Sheets-
June 29, 1997 and December 29, 1996               2

Condensed Consolidated Statements of
Operations-for the Three and Six Month
Periods Ended June 29, 1997 and June 30, 1996     3-4

Condensed Consolidated Statements of
Cash Flows-for the Six Month Periods
Ended June 29, 1997 and June 30, 1996             5-6

Notes to Condensed Consolidated Financial
Statements                                        7

Management's Discussion and Analysis of
Financial Condition and Results of Operations     8-9


PART II
-------

Item 1.  Legal Proceedings                        10

Item 2.  Changes in Securities                    10

Item 3.  Defaults upon Senior Securities          10

Item 4.  Submission of Matters to a Vote
         of Security Holders                      10

Item 5.  Other Information                        10

Item 6.  Exhibits and Reports on Form 8-K         10

Signatures                                        10


                           FAST FOOD OPERATORS, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED BALANCE SHEETS


                                         June 29,         December 29,
                                           1997               1996
                                        ----------        ------------
                                        (Unaudited)             *

      Assets
      ------

Current assets:
   Cash                                 $  169,281        $  230,604
   Inventory                                28,338            35,905
   Prepaid expenses and other
     current assets                         36,172            60,183
                                        ----------        ----------
         Total current assets              233,791           326,692

Property, plant and equipment, net         491,554           484,775

Other assets:
   Franchise fees, net                       1,667             2,917
   Deferred costs                           10,319            11,090
   Security deposits                         8,500            13,500
                                        ----------        ----------
          Total assets                  $  745,831        $  838,974
                                        ==========        ==========

      Liabilities and Shareholders' Equity
      ------------------------------------

Current liabilities:
   Current maturities of note
     payable, bank                      $   62,500              -
   Due to Integrated Food
     Systems, Inc.                          22,213        $   16,683
   Accounts payable, accrued expenses
     and other current liabilities         222,305           338,887
   Taxes payable                            54,400            54,526
   Litigation settlement payable              -              143,500
                                        ----------        ----------
         Total current liabilities:        361,418           553,596

Note payable bank, less current
  maturities                                52,083              -
Security deposits payable                    6,000            18,758
                                        ----------        ----------
         Total liabilities:                419,501           572,354
                                        ----------        ----------
Shareholders' equity -
   Common stock - $.01 par value;
     authorized 10,000,000 shares;
     issued and outstanding
     8,914,300 shares                       89,143            89,143
   Additional paid-in capital            2,142,862         2,142,862
   Retained earnings (deficit)          (1,905,675)       (1,965,385)
                                        ----------        ----------
                                           326,330           266,620
                                        ----------        ----------
         Total liabilities and
          shareholders' equity          $  745,831        $  838,974
                                        ==========        ==========


See accompanying notes to condensed consolidated financial statements. *Condensed from audited financial statements.

               FAST FOOD OPERATORS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)


                                                 Three Months Ended
                                             June 29,         June 30,
                                               1997             1996
                                            ----------       ----------

Sales                                       $1,328,711       $1,393,073
Cost of sales                                  427,922          448,320
                                            ----------       ----------
Gross profit                                   900,789          944,753
                                             ----------       ----------

Store labor expenses                           353,060          345,649
Store operating and occupancy expenses         299,101          346,834
Advertising and royalty expenses               106,402          111,693
General and administrative expenses             89,137           95,114
Interest expense                                 2,832             -
Rental income                                  ( 2,700)         (16,773)
Gain of sale of restaurant                     (13,908)            -
                                            ----------       ----------
                                               833,924          882,517
                                            ----------       ----------

Income before income taxes                      66,865           62,236
Provision for income taxes                       3,000             -
                                            ----------       ----------
Net income                                  $   63,865       $   62,236
                                            ==========       ==========
Weighted average number of shares
 outstanding                                 8,914,300        8,914,300
                                            ==========       ==========

Net income per share                        $      .01       $      .01
                                            ==========       ==========


See accompanying notes to condensed consolidated financial statements.


               FAST FOOD OPERATORS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (UNAUDITED)


                                                  Six Months Ended
                                             June 29,         June 30,
                                               1997             1996
                                            ----------       ----------


Sales                                       $2,650,737       $2,491,457
Cost of sales                                  869,460          802,126
                                            ----------       ----------
Gross profit                                 1,781,277        1,689,331
                                             ----------       ----------

Store labor expenses                           738,452          697,027
Store operating and occupancy expenses         644,503          683,224
Advertising and royalty expenses               212,076          199,972
General and administrative expenses            155,989          183,702
Interest expense                                 2,832             -
Rental income                                 (  5,400)        ( 33,846)
Gain of sale of restaurant                    ( 13,908)            -
Income and expense reimbursement
  arising from management sub-contract        ( 15,977)            -
                                            ----------       ----------
                                             1,718,567        1,730,079
                                            ----------       ----------
Income (loss) before income taxes               62,710         ( 40,748)
Provision for income taxes                       3,000             -
                                            ----------       ----------
Net income (loss)                           $   59,710       $ ( 40,748)
                                            ==========       ==========
Weighted average number of shares
 outstanding                                 8,914,300        8,914,300
                                            ==========       ==========

Net income (loss) per share                 $      .01       $     -
                                            ==========       ==========

See accompanying notes to condensed consolidated financial statements.


                    FAST FOOD OPERATORS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)


                                               Six Months Ended
                                            June 29,       June 30,
                                              1997           1996
                                           ----------      ----------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                        $  59,710       $( 40,748)
                                           ---------       ---------
   Adjustments to reconcile to net
   cash provided (used) by operating
   activities
     Depreciation and amortization            49,647          57,388
     Gain on sale of restaurant             ( 13,908)           -

     Change in assets and liabilities:
       Inventory                               3,836        (  1,744)
       Prepaid expenses and other
         current assets                       17,361          56,783
       Due from/to Integrated Food
         Systems, Inc.                         5,530         164,642
       Accounts payable, accrued
         expenses and other current
         liabilities                        (116,582)       ( 42,407)
       Taxes payable                        (    126)         13,168
       Litigation settlement payable        (143,500)           -
       Security deposits                    (  7,758)         15,000
                                           ---------       ---------
       Total adjustments                    (205,500)        262,830
                                           ---------       ---------
       Net cash provided (used) by
         operating activities               (145,790)        222,082
                                           ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                  ( 70,497)       ( 67,554)
  Proceeds from sale of restaurant            41,331            -
  Other                                     (    950)           -
                                           ---------       ---------
       Net cash used by investing
         activities                         ( 30,116)       ( 67,554)
                                           ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Bank loan proceeds                         125,000            -
  Bank loan repayments                      ( 10,417)           -
                                           ---------       ---------
       Net cash provided by financing
        activities                           114,583            -
                                           ---------       ---------
       Net increase (decrease) in cash      ( 61,323)        154,528

CASH, beginning of period                    230,604         106,569
                                           ---------       ---------
CASH, end of period                        $ 169,281       $ 261,097
                                           =========       =========

See accompanying notes to condensed consolidated financial statements.


                    FAST FOOD OPERATORS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                               Six Months Ended
                                            June 29,       June 30,
                                              1997           1996
                                           ----------      ----------


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:

  Cash paid during the period for:
  Interest                                 $   2,120      $    -
                                           =========      =========
  Income taxes                             $    -         $    -
                                           =========      =========
  Non-cash investing and financing
  activities:

  Net book value of property and
    equipment sold                         $  16,092      $    -
                                           =========      =========
  Other restaurant assets sold:

    Inventory                              $   3,731      $    -
                                           =========      =========
    Prepayments                            $   6,650      $    -
                                           =========      =========

See accompanying notes to condensed consolidated financial statements.


                  FAST FOOD OPERATORS, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)



1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 29, 1997, and the results of operations and cash flows for the three and six month periods ended June 29, 1997 and June 30, 1996.


2. The condensed consolidated results of operations for the three and six month periods ended June 29, 1997, are not necessarily indicative of the results to be expected for the full year.


3. On April 15, 1997 the sale of the Hillside Avenue restaurant in Queens was consummated as of the close of business on the previous day. Such sale reduced the Company's restaurants to five. The Company received gross initial proceeds of $41,331, including closing adjustments of $11,331. The Company may receive further proceeds in the event the buyer obtains an extension of the lease. For any extension of the lease, the Company will receive an additional $50,000. For extensions of the lease in excess of five years, the Company will receive an additional $10,000 per year for a maximum of five additional years. The Company realized a gain on the sale of $13,908.


4. On April 21, 1997, the Company paid the litigation settlement to the Host Marriott Corporation in the amount of $143,500. The Company funded such payment principally from the proceeds of a $125,000 loan from BSB Bank and Trust Company. The loan is repayable in 24 equal installments of $5,208 plus interest at 10% per annum.


5. The Company's Empire Boulevard Restaurant in Brooklyn is managed by an unrelated party pursuant to a management agreement. The agreement provides for the manager to receive the restaurant's net cash flow and for the Company to receive a monthly fee equal to the greater of $200 per month or five percent of such cash flow. If monthly cash flow is negative, the manager must pay the Company the amount of negative cash flow in addition to the monthly minimum fee. Negative cash flow occurred for the first three months of fiscal 1997 in the amount of $15,377. Such negative cash flow at this managed restaurant gave rise to an income item totalling $15,977, which included the Company's minimum fee for the first quarter of $600. For the second three months of fiscal 1997, the restaurant was cash flow positive, and the fee retained by the manager, net of the $600 minimum fee to the Company for such period, was $3,060. Such amount is reported in general and administrative expenses as is the management fee paid to Integrated Food Systems, Inc.


6. Per share data is based upon the income (loss) for the period divided by the weighted average number of common shares outstanding during the period. The Company has no potentially dilutive securities outstanding. Accordingly, the Company's per share data will not be affected by application of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," issued in February 1997 and effective for annual and interim periods ending after December 15, 1997.

Item 2
------
      Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
---------------------
Net sales for the quarter ended June 29, 1997 decreased by $64,362 to $1,328,711 from $1,393,073 in 1996, a decrease of
4.6%, attributable to the sale on April 15, 1997 of the Hillside Avenue, Queens restaurant. Sales for the five restaurants which were operated throughout both the 1997 and 1996 quarters increased by $69,934, or 5.7%, to $1,303,161 in 1997 from
$1,233,227 in 1996. The increase in same-store sales was due principally to a double-digit sales gain of 15.8% at the Manhattan location, the Company's sales leader, which continues to benefit from improvements being made to the Times Square area and the related increased traffic and activity. The largest Brooklyn location also posted a respectable sales gain of 6.9%, due largely to increased customer counts following its recent remodelling. The three Brooklyn locations had an aggregate sales gain of 2.5% which includes the effect of a 7.4% sales decrease at the managed Empire Boulevard location. The continuing Queens location had a slight sales decrease of 1.3% for the quarter. This location should benefit from a remodelling scheduled for the first quarter of 1998. For the six-month, year-to-date period, total sales increased by $159,280, or 6.4%, to $2,650,737 in 1997 from $2,491,457 in 1996, while same-store sales increased by $276,153, or 12.5%, to $2,480,676 in 1997 from $2,204,523 in
1996.

Cost of sales decreased by $20,398, or 4.5%, to $427,922 for the quarter but increased by $67,334, or 8.4%, to $869,460 for the six months, consistent with the changes in total sales. As a percentage of sales, cost of sales was constant at 32.2% for both quarterly periods. For the six months, cost of sales increased as a percentage of sales by 0.6% to 32.8%, reflecting principally the effect of higher raw food costs in the first quarter. The higher cost of chicken was partially offset by savings made in paper costs, due to a change in product mix related to the menu prices charged.

Store labor expenses increased by $7,411 to $353,060 for the quarter and by $41,425 to $738,452 for the six months, increases of 2.1% and 5.9%, respectively. As a percentage of sales, labor increased by 1.8% to 26.6% for the quarter while remaining virtually unchanged at approximately 27.9% for the six months. The increase for the quarter had two causes; one, increased manager bonus due to increased profits at certain stores; and two, a $.50 increase in the minimum wage to $4.75, which increased the cost of crew labor.

Store operating and occupancy expenses decreased by $47,733 to $299,101 for the quarter and by $38,721 to $644,503 for the six months, decreases of 13.8% and 5.7%, respectively. As a percentage of sales, they decreased by 2.4% to 22.5% for the quarter, and by 3.1% to 24.3% for the six month period. The decrease is principally attributable to reduced insurance and utility costs.

Advertising and royalty expenses were constant at 8.0% of sales for all periods, reflecting the Company's contractual obligations as franchisee.

General and administrative expenses, including management fees, decreased by $5,997, or 6.3%, to $89,137 for the quarter and by $27,713, or 15.1%, to $155,989 for the six months. Management fees for the managed Empire Boulevard location in Brooklyn decreased by $3,279 for both the quarter and the six months. The agreement commenced on April 1, 1996. No management fees were earned during the first quarter of 1997. For the six months, an income item arose as a result of a reimbursement from the manager required under the agreement in the amount of $15,377, credited during the first quarter. (See Note 5 to the Condensed Consolidated Financial Statements). Management fees to IFS decreased by $3,000 for the quarter and by $2,000 for the six months, reflecting changes made to the minimum annual fee over the last two years. As of January 26, 1997, such minimum annual fee is $96,000.


Item 2
------
      Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations (continued)
---------------------
As a percentage of sales, general and administrative expenses were virtually unchanged at approximately 6.8% for the quarter, while decreasing by 1.5% to 5.9% for the six months. In addition to the decrease in management fees of 0.9% of sales for the year-to-date period, savings of 0.3% and 0.2%, respectively, were realized in management accounting services and corporate franchise taxes, the former as a consequence of operating fewer stores and the latter resulting from the recharacterization of minimum and alternate base taxes to income taxes in periods when taxable income is earned.

The Company had interest expense of $2,832 for both the 1997 quarter and six months, incurred on its new bank loan. Such loan was used to fund most of the Marriott litigation settlement.
(See Liquidity and Note 4 to the Condensed Consolidated Financial Statements). The Company had no interest expense in 1996.

Rental income decreased substantially for both the quarterly and year-to-date periods due to the termination of a sub-lease on August 1, 1996. The Company presently has one sub-lease, yielding $900 per month.

The Company gained $13,908 on the sale of the Hillside Avenue, Queens restaurant, consummated on April 15, 1997. There were no restaurants sold in 1996. (See Note 3 to the Condensed
Consolidated Financial Statements).

The Company had pre-tax income for all periods except the year-to-date 1996 six months. A tax provision of $3,000 was made in the second quarter of 1997. Due to the 1996 six months loss, no tax provision for either 1996 period was required.

                                 LIQUIDITY

During the first six months of 1997, the Company's working capital deficit decreased by $99,277 to $127,627. The decrease in the deficit arose from working capital provided by operations of $95,449, net long-term bank proceeds of $52,083 and proceeds from the sale of the Hillside Avenue, Queens restaurant of $30,000, excluding closing adjustments, less property acquisition of $70,497 and security deposit repayments of $7,758.

The Company's intercompany balance with IFS increased by $5,530 from $16,683 to $22,213. Significant fluctuations in this balance are not expected in the future.

The Company's cash balance decreased by $61,323 to $169,281.
Operations required $145,790 after changes in current assets and liabilities required $241,239.

The Company received initial gross proceeds from the sale of the Hillside Avenue, Queens Restaurant of $41,331 on April 15, 1997. Conditioned upon the signing of a lease extension which is sought by the purchaser, the Company will receive an additional $50,000 to $100,000. (See Note 3 to the Condensed Consolidated Financial Statements). After investing out-flows of $71,447, principally for property acquisitions, investing activities required net out-flows of $30,116.

The Company settled the Host Marriott litigation on April 21, 1997 by the payment of $143,500 in cash. The Company borrowed $125,000 from the BSB Bank and Trust Company to fund most of such payment. The loan, which is repayable in monthly installments over two years with interest at 10%, may be prepaid without penalty. Bank loan repayments of $10,417 reduced net financing in-flows to $114,583.

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


                                     FAST FOOD OPERATORS, INC.

Date: August 11, 1997                 By \s\ Lewis E. Topper
                                         -------------------
                                         Lewis E. Topper
                                         Chairman of the Board,
                                         President, Chief
                                         Executive Officer,
                                         Treasurer and Director,
                                         Principal Financial and
                                         Accounting Officer