Form 10QSB
period 1997-09-28
FAST FOOD OPERATORS INC
filed 1997-11-12
CIK 350487

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                                FORM 10-QSB

/X/         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:  September 28, 1997

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


           Class                                  Outstanding at November
11, 1997
Common Stock, $.01 par value                           8,914,300 Shares


TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):
YES / /  NO /X/


               FAST FOOD OPERATORS, INC. AND SUBSIDIARIES

                      FORM 10-Q THIRD QUARTER 1997

                                  INDEX
                                  -----




PART I                                         PAGE NO.
------                                         -------

Financial Information:

Condensed Consolidated Balance Sheets-
September 28, 1997 and December 29, 1996          2

Condensed Consolidated Statements of
Operations-for the Three and Nine Month
Periods Ended September 28, 1997 and
September 29, 1996                                3-4

Condensed Consolidated Statements of
Cash Flows-for the Nine Month Periods
Ended September 28, 1997 and
September 29, 1996                                5-6

Notes to Condensed Consolidated Financial
Statements                                        7

Management's Discussion and Analysis of
Financial Condition and Results of Operations     8-9


PART II
-------

Item 1.  Legal Proceedings                        10

Item 2.  Changes in Securities                    10

Item 3.  Defaults upon Senior Securities          10

Item 4.  Submission of Matters to a Vote
         of Security Holders                      10

Item 5.  Other Information                        10

Item 6.  Exhibits and Reports on Form 8-K         10

Signatures                                        10



                           FAST FOOD OPERATORS, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED BALANCE SHEETS


                                       September 28,      December 29,
                                           1997               1996
                                       ------------       ------------
                                        (Unaudited)             *

      Assets
      ------

Current assets:
   Cash                                 $  232,660        $  230,604
   Inventory                                27,445            35,905
   Prepaid expenses and other
     current assets                         31,628            60,183
                                        ----------        ----------
         Total current assets              291,733           326,692

Property, plant and equipment, net         477,219           484,775

Other assets:
   Franchise fees, net                       1,042             2,917
   Deferred costs                            9,934            11,090
   Security deposits                         8,500            13,500
                                        ----------        ----------
          Total assets                  $  788,428        $  838,974
                                        ==========        ==========

      Liabilities and Shareholders' Equity
      ------------------------------------

Current liabilities:
   Current maturities of note
     payable, bank                      $   62,500              -
   Due to Integrated Food
     Systems, Inc.                          11,526        $   16,683
   Accounts payable, accrued expenses
     and other current liabilities         202,187           338,887
   Taxes payable                            57,385            54,526
   Litigation settlement payable              -              143,500
                                        ----------        ----------
         Total current liabilities:        333,598           553,596

Note payable bank, less current
  maturities                                36,458              -
Security deposits payable                    9,318            18,758
                                        ----------        ----------
         Total liabilities:                379,374           572,354
                                        ----------        ----------
Shareholders' equity -
   Common stock - $.01 par value;
     authorized 10,000,000 shares;
     issued and outstanding
     8,914,300 shares                       89,143            89,143
   Additional paid-in capital            2,142,862         2,142,862
   Retained earnings (deficit)          (1,822,951)       (1,965,385)
                                        ----------        ----------
                                           409,054           266,620
                                        ----------        ----------
         Total liabilities and
          shareholders' equity          $  788,428        $  838,974
                                        ==========        ==========


See accompanying notes to condensed consolidated financial statements. *Condensed from audited financial statements.


               FAST FOOD OPERATORS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)


                                                 Three Months Ended
                                            September 28,    September 29,
                                                1997             1996
                                            ------------     ------------


Sales                                       $1,349,196       $1,502,519
Cost of sales                                  432,934          519,286
                                            ----------       ----------
Gross profit                                   916,262          983,233
                                             ----------       ----------

Store labor expenses                           349,801          381,884
Store operating and occupancy expenses         303,728          386,906
Advertising and royalty expenses               107,326          121,205
General and administrative expenses             70,690           51,442
Interest expense (income)                        2,693          (   161)
Rental income                                  ( 2,700)         ( 7,291)
                                            ----------       ----------
                                               831,538          933,985
                                            ----------       ----------

Income before income taxes                      84,724           49,248
Provision for income taxes                       2,000            1,000
                                            ----------       ----------
Net income                                  $   82,724       $   48,248
                                            ==========       ==========
Weighted average number of shares
 outstanding                                 8,914,300        8,914,300
                                            ==========       ==========

Net income per share                        $      .01       $      .01
                                            ==========       ==========


See accompanying notes to condensed consolidated financial statements.

               FAST FOOD OPERATORS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (UNAUDITED)


                                                  Nine Months Ended
                                            September 28,    September 29,
                                                1997             1996
                                            ------------     ------------


Sales                                       $3,999,933       $3,993,976
Cost of sales                                1,302,394        1,321,412
                                            ----------       ----------
Gross profit                                 2,697,539        2,672,564
                                             ----------       ----------

Store labor expenses                         1,088,253        1,078,911
Store operating and occupancy expenses         948,231        1,070,130
Advertising and royalty expenses               319,402          321,177
General and administrative expenses            226,679          235,144
Interest expense (income)                        5,525         (    161)
Rental income                                 (  8,100)        ( 41,137)
Gain of sale of restaurant                    ( 13,908)            -
Income and expense reimbursement
  arising from management sub-contract        ( 15,977)            -
                                            ----------       ----------
                                             2,550,105        2,664,064
                                            ----------       ----------
Income before income taxes                     147,434            8,500
Provision for income taxes                       5,000            1,000
                                            ----------       ----------
Net income                                  $  142,434       $    7,500
                                            ==========       ==========
Weighted average number of shares
 outstanding                                 8,914,300        8,914,300
                                            ==========       ==========

Net income per share                        $      .02       $     -
                                            ==========       ==========


See accompanying notes to condensed consolidated financial statements.




                    FAST FOOD OPERATORS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)


                                                Nine Months Ended
                                           September 28,   September 29,
                                               1997           1996
                                           ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                               $ 142,434       $   7,500
                                           ---------       ---------
   Adjustments to reconcile to net
   cash provided (used) by operating
   activities
     Depreciation and amortization            72,992          85,965
     Gain on sale of restaurant             ( 13,908)           -

     Change in assets and liabilities:
       Inventory                               4,729           2,837
       Prepaid expenses and other
         current assets                       21,905          92,639
       Due from/to Integrated Food
         Systems, Inc.                      (  5,157)        167,328
       Accounts payable, accrued
         expenses and other current
         liabilities                        (136,700)       ( 89,142)
       Taxes payable                           2,859           6,824
       Litigation settlement payable        (143,500)           -
       Security deposits                    (  4,440)         16,884
                                           ---------       ---------
       Total adjustments                    (201,220)        283,335
                                           ---------       ---------
       Net cash provided (used) by
         operating activities               ( 58,786)        290,835
                                           ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                  ( 78,497)       ( 86,280)
  Proceeds from sale of restaurant            41,331            -
  Other                                     (    950)           -
                                           ---------       ---------
       Net cash used by investing
         activities                         ( 38,116)       ( 86,280)
                                           ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Bank loan proceeds                         125,000            -
  Bank loan repayments                      ( 26,042)           -
                                           ---------       ---------
       Net cash provided by financing
        activities                            98,958            -
                                           ---------       ---------
       Net increase in cash                    2,056         204,555

CASH, beginning of period                    230,604         106,569
                                           ---------       ---------
CASH, end of period                        $ 232,660       $ 311,124
                                           =========       =========



See accompanying notes to condensed consolidated financial statements.


                    FAST FOOD OPERATORS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                Nine Months Ended
                                           September 28,   September 29,
                                              1997           1996
                                           ------------    ------------


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:

  Cash paid during the period for:
  Interest                                 $   5,525      $    -
                                           =========      =========
  Income taxes                             $    -         $  17,000
                                           =========      =========
  Non-cash investing and financing
  activities:

  Net book value of property and
    equipment sold                         $  16,092      $    -
                                           =========      =========
  Other restaurant assets sold:

    Inventory                              $   3,731      $    -
                                           =========      =========
    Prepayments                            $   6,650      $    -
                                           =========      =========


See accompanying notes to condensed consolidated financial statements.


                  FAST FOOD OPERATORS, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)



1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 28, 1997, and the results of operations and cash flows for the three and nine month periods ended September 28, 1997 and September 29, 1996.

2. The condensed consolidated results of operations for the three and nine month periods ended September 28, 1997, are not necessarily indicative of the results to be expected for the full year.

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

5. The Company's Empire Boulevard Restaurant in Brooklyn is managed by an unrelated party pursuant to a management agreement. The agreement provides for the manager to receive the restaurant's net cash flow and for the Company to receive a monthly fee equal to the greater of $200 per month or five percent of such cash flow. If monthly cash flow is negative, the manager must pay the Company the amount of negative cash flow in addition to the monthly minimum fee. Negative cash flow occurred for the first three months of fiscal 1997 in the amount of $15,377. Such negative cash flow at this managed restaurant gave rise to an income item totalling $15,977, which included the Company's minimum fee for the first quarter of $600. For the second three months of fiscal 1997, the restaurant was cash flow positive, and the fee retained by the manager, net of the $600 minimum fee to the Company for such period, was $3,060. For the third three months of fiscal 1997, the restaurant was cash flow positive, and the fee retained by the manager, net of the $600 minimum fee to the Company for such period, was $3,477. The fee amounts for the second and third quarters are reported in general and administrative expenses as is the management fee paid to Integrated Food Systems, Inc.

6. Per share data is based upon the income for the period divided by the weighted average number of common shares outstanding during the period. The Company has no potentially dilutive securities outstanding. Accordingly, the Company's per share data will not be affected by application of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," issued in February 1997 and effective for annual and interim periods ending after December 15, 1997.


Item 2
------
      Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
---------------------
Net sales for the quarter ended September 28, 1997 decreased by $153,323 to $1,349,196 from $1,502,519 in 1996, a decrease of
10.2%, primarily attributable to the sale on April 15, 1997 of the Hillside Avenue, Queens restaurant. Sales for the five restaurants which were operated throughout both the 1997 and 1996 quarters increased by $11,368, or 0.8%, to $1,349,196 in 1997 from
$1,337,828 in 1996. The increase in same-store sales was due principally to a sales gain of 4.9% at the Pennsylvania Avenue location, due largely to increased customer counts following its recent remodelling. The three Brooklyn locations had an aggregate sales gain of 2.2% Sales at the Company's Manhattan location, its sales leader, had a very slight decrease of 0.3%, following several quarters of significant sales gains. The continuing Queens location had a slight sales decrease of 0.6% for the quarter. This location should benefit from a remodelling scheduled for the first quarter of 1998. For the nine-month, year-to-date period, total sales increased by $5,957, or 0.1%, to $3,999,933 in 1997 from $3,993,976 in 1996, while same-store sales increased by $287,529, or 8.1%, to $3,829,879 in 1997 from $3,542,350 in 1996.

Cost of sales decreased by $86,352, or 16.6%, to $432,934 for the quarter and by $19,018, or 1.4%, to $1,302,394 for the nine months. Such decreases significantly exceeded the decreases in total sales. As a percentage of sales, cost of sales decreased by 2.5% to 32.1% for the quarter and by 0.5% to 32.6% for the nine months. These improvements reflect better operational control over food costs arising from recently-installed, new computerized register systems as well as the effects of television advertising aimed at high-end (higher gross profit) menu items this quarter, compared to low-end (higher food cost) menu items last year.

Store labor expenses decreased by $32,083, or 8.4%, to $349,801 for the quarter but increased by $9,342, or 0.9%, to $1,088,253 for the nine months. As a percentage of sales, labor increased by 0.5% to 25.9% for the quarter and by 0.2% to 27.2% for the nine months. Such increases were due to a $.40 increase in the minimum wage to $5.15, effective September 1, 1997.

Store operating and occupancy expenses decreased by $83,178 to $303,728 for the quarter and by $121,899 to $948,231 for the nine months, decreases of 21.5% and 11.4%, respectively. As a percentage of sales, they decreased by 3.3% to 22.5% for the quarter, and by 3.1% to 23.7% for the nine month period. The decrease is principally attributable to reduced insurance and utility costs.

Advertising and royalty expenses were constant at approximately
8.0% of sales for all periods, reflecting the Company's contractual obligations as franchisee.

General and administrative expenses, including management fees, increased by $19,248, or 37.4%, to $70,690 for the quarter but decreased by $8,465, or 3.6%, to $226,679 for the nine months. Management fees for the managed Empire Boulevard location in Brooklyn decreased by $251 for the quarter and by $3,530 for the nine months. The agreement commenced on April 1, 1996. No management fees were earned during the first quarter of 1997. For the nine months, an income item arose as a result of a reimbursement from the manager required under the agreement in the amount of $15,377, credited during the first quarter. (See Note 5 to the Condensed Consolidated Financial Statements). Management fees to IFS decreased by $3,000 for the quarter and by $5,000 for the nine months, reflecting changes made to the minimum annual fee over the last two years. As of January 26, 1997, such minimum annual fee is $96,000.

Item 2
------
      Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations (continued)
---------------------
As a percentage of sales, general and administrative expenses increased by 1.8% to 5.2% for the quarter, of which approximately one-half is due to increased costs for certain corporate overhead items and one-third is due to reduced miscellaneous income credited to this account. The balance of the increase is due to individually immaterial items. For the nine months, these costs decreased by 0.2% to 5.7% of sales, comprised of the decrease in management fees of 0.1% and a net decrease of 0.1% of sales in other individually insignificant items.

The Company had interest expense of $2,693 for the third quarter and $5,525 for the nine months, incurred on its new bank loan. Such loan was used to fund most of the Marriott litigation settlement. (See Liquidity and Note 4 to the Condensed Consolidated Financial Statements). The Company had no interest expense in 1996.

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

The Company had pre-tax income for all periods presented requiring tax provisions of $2,000 and $5,000 for the current quarter and year-to-date periods, respectively. A $1,000 provision was made for the third quarter and nine-month periods of 1996.
                                 LIQUIDITY

During the first nine months of 1997, the Company's working capital deficit decreased by $185,039 to $41,865. The decrease in the deficit arose from working capital provided by operations of $201,518, net long-term bank proceeds of $36,458 and proceeds from the sale of the Hillside Avenue, Queens restaurant of $30,000, excluding closing adjustments, less property acquisition of $78,497 and security deposit repayments of $4,440.

The Company's intercompany balance with IFS decreased by $5,157 from $16,683 to $11,526. Significant fluctuations in this balance are not expected in the future.

The Company's cash balance increased by $2,056 to $232,660.
Operations required $58,786 after changes in current assets and liabilities required $260,304.

The Company received initial gross proceeds from the sale of the Hillside Avenue, Queens Restaurant of $41,331 on April 15, 1997. Conditioned upon the signing of a lease extension which is sought by the purchaser, the Company will receive an additional $50,000 to $100,000. (See Note 3 to the Condensed Consolidated Financial Statements). After investing out-flows of $79,447, principally for property acquisitions, investing activities required net out-flows of $38,116.

The Company settled the Host Marriott litigation on April 21, 1997 by the payment of $143,500 in cash. The Company borrowed $125,000 from the BSB Bank and Trust Company to fund most of such payment. The loan, which is repayable in monthly installments over two years with interest at 10%, may be prepaid without penalty. Bank loan repayments of $26,042 reduced net financing in-flows to $98,958.

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


                                     FAST FOOD OPERATORS, INC.

Date: November 11, 1997                By \s\ Lewis E. Topper
                                         -------------------
                                         Lewis E. Topper
                                         Chairman of the Board,
                                         President, Chief
                                         Executive Officer,
                                         Treasurer and Director,
                                         Principal Financial and
                                         Accounting Officer


