Form 10KSB
period 1997-12-28
FAST FOOD OPERATORS INC
filed 1998-04-13
CIK 350487

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB


(Mark One)

/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended December 28, 1997

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

State issuer's revenues for its most recent fiscal year:
$5,247,779.

Aggregate market value of voting stock held by non-affiliates of the Registrant as at April 6, 1998: $279,816*

Shares of Common Stock outstanding as at April 6, 1998: 8,914,300
-----------------------------
* For purposes of this Report, shares held by non-affiliates were determined by aggregating the number of shares held by officers and directors of Registrant, as reflected on Form 3's and Form 4's filed with the Commission with respect to Registrant's Common Stock and by others who, to Registrant's knowledge, own 5% or more of Registrant's Common Stock, and subtracting those shares from the total number of shares outstanding. The resulting number of shares was multiplied by $1/16, the bid price for shares of Registrant's Common Stock on December 9, 1991, the last day on which any trading activity in the Common Stock was reported by the National Association of Securities Dealers Automated Quotation System.
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

     On December 27, 1978, the Company entered into an option agreement with Popeyes Famous Fried Chicken, Inc., a Louisiana corporation ("PFFC"), pursuant to which the Company paid a total of $170,000 for options to establish and operate 17 Popeyes Famous Fried Chicken and Biscuits restaurants in specified geographical areas within the Counties of New York and Queens, in the City of New York.

     As of December 27, 1984, the date of the expiration of the option agreement, the Company had exercised ten of its 17 options. On January 22, 1985, the Company entered into a development agreement with PFFC pursuant to which the Company purchased the option to open up to 12 additional stores in specified geographical areas within the Counties of Kings (Brooklyn) and Queens in the City of New York and the right to open additional stores in Manhattan on a case-by-case basis. The Company paid PFFC $50,000 for the five additional options and PFFC gave the Company credit for $70,000 previously paid under the option agreement for the seven options which the Company did not exercise thereunder. The Company entered into a separate development agreement, dated July 6, 1987, with respect to its Popeyes Famous Fried Chicken and Biscuits restaurant on 40 Empire Boulevard in Brooklyn, New York. Subsequently, in 1990, the Company sold two of its options under the development agreement to third party purchasers for $10,000 per option.

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

     The development agreement provided that the options must be exercised and restaurants opened no later than specified. On March 9, 1992, the development agreement was amended to reinstate two options which expired unexercised in 1986 and to extend the date by which each of the remaining eight stores under option was required to be opened. In October 1992, the Company sold the option due to expire on March 1, 1993 to a third party for $10,000.

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

     As of March 31, 1998, the Company was operating five Popeyes restaurants. Six restaurants were sold and/or closed during the fourteen-month period from October 1994 to November 1995. On April 15, 1997, the Company sold the Hillside, Queens Restaurant. The Company is presently seeking to sell the Empire Boulevard, Brooklyn Restaurant, which is being managed for the Company pursuant to a management agreement. See Item 1. "Recent Restaurant Sales," "Present Operations," "Future Locations," "The Franchise" and "The Franchisor," and Item 6. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Transactions with IFS
---------------------

     IFS is a wholly-owned subsidiary of Fast Food Systems, Inc., a publicly-held company. Such entities presently manage two
Wendy's franchises in New Jersey, having disposed of 19 Wendy's restaurants in the New York Metropolitan area during the fourteen-month period from February 1995 to March 1996.

     On December 28, 1990, the Company and IFS entered into a series of transactions (the "1990 Transactions"), which by their terms, were subject to ratification by the affirmative vote of the holders of a majority of the Company's outstanding voting common stock at the Company's next occurring annual meeting of shareholders. In exchange for the cancellation of $210,000 of the Company's secured debt to IFS representing one-half of its note payable thereto and $240,000 owing to IFS by the Company for unpaid management fees and interest charges, the Company agreed to issue 3,000,000 common shares to IFS. Absent the 1990 Transactions, the $420,000 note payable to IFS was convertible into 1,400,000 common shares, representing upon such conversion, 19.1% of the issued and outstanding Common Stock of the Company. The 3,000,000 common shares issued to IFS upon shareholder approval of the 1990 Transactions represent a 33.65% interest in the Company.

     As part of the 1990 Transactions, a new $210,000 secured promissory note due January 26, 1992 was issued by the Company. The new note was identical to the prior note except that it was not convertible into Common Stock. The new note bore interest, payable monthly, at a rate equal to two points above the prime interest rate. As of January 26, 1992, the new note was amended as to its principal repayment terms, in contemplation of the 1990 Transactions being approved by the stockholders. The revised repayment terms were: (i) $30,000 on January 26, 1992, and (ii) $10,000 per month for eighteen months commencing February 26, 1992. The Company initially failed to meet its payment obligations to IFS under the new note as they became due; however, IFS did not declare a default thereon. When the Company reached its peak season, during the summer of 1992, it was able to satisfy its past due obligations under the new note. The new note was paid in full, according to its amended repayment schedule, on July 26, 1993.

     Also in connection with the 1990 Transactions, the Company and IFS further amended a Management Agreement (the "Management Agreement") under which IFS provides, among other things, consultative, supervisory and advisory services to the Company. Under the terms of the amendment, IFS was to receive $16,000 per annum for each restaurant managed for the Company and income-related incentive fees, previously provided for, were eliminated. By its terms, the December 28, 1990 amendment to the Management Agreement required (and received) shareholder ratification at the Company's next occurring annual meeting. Under the terms of the previous agreement, IFS received $16,000 per month without regard to the number of restaurants under management, in addition to other income-related incentives (which, historically were not met). As amended in connection with the 1990 Transactions, the Management Agreement would have remained in effect until January 25, 1992; however, by an amendment dated January 26, 1992, the term of the Management Agreement was extended until January 25, 1993. By its terms, the January 26, 1992 amendment to the Management Agreement was also subject to (and also received) ratification by the Company's shareholders at the Company's 1992 Annual Meeting. Effective as of January 26, 1993, the Management Agreement was further amended to extend its term until January 25, 1994. As of January 26, 1994, the Management Agreement was extended until January 25, 1995 except that the management fee was reduced to $12,000 per restaurant per year. As of January 26, 1995, the Management Agreement was extended until January 25, 1996. Effective as of January 26, 1996, the Management Agreement was extended until January 25, 1997. Per restaurant fees remained at $12,000 per annum; however annual aggregate fees could not be less than $108,000. Effective as of January 26, 1997, the Management Agreement was extended until January 25, 1998. Per restaurant fees remained at $12,000 per annum; however, the annual aggregate minimum fee was reduced to $96,000. Effective as of January 26, 1998, the Management Agreement was extended until January 25, 1999 at the same per restaurant and minimum fees. Management fees were $97,000 and $105,000 in fiscal 1997 and 1996, respectively. See Item 6. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

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

     At December 31, 1995, IFS owed the Company $153,010 pursuant to an interest-free, short-term advance, repayment of which was made during the first quarter of fiscal 1996. At December 29, 1996 and December 28, 1997, the Company owed IFS $16,683 and $13,222, respectively for the management fee for the month then ended and other miscellaneous items. See Note 6 to the Consolidated Financial Statements.

Recent Restaurant Sales
-----------------------

     On April 15, 1997, the Company and an unaffiliated party, who had previously purchased two of the Company's restaurants and is also managing one Brooklyn restaurant for the Company, consummated the sale of the Company's Hillside Avenue, Queens Restaurant. The purchase price for this restaurant, the lease for which expires on July 31, 1998, was $30,000 plus closing adjustments of $11,331 for inventory and prepaid/accrued items. The price is subject to increase by a minimum of $50,000 if the purchaser obtains any extension of the lease. For extensions of the lease term in excess of five years, the price is increased by an additional $10,000 per year to a maximum of $50,000. Accordingly, if the lease is extended for ten or more years, the adjusted purchase price will be $130,000. The Company recorded a gain on the sale of $13,908. See Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Present Operations
------------------

     Since June 1979, the Company exercised 12 of the options purchased by it pursuant to the option agreement and the development agreement, and acquired three existing Popeyes restaurants in New Jersey and opened three Popeyes restaurants in New York, pursuant to a separate development agreement. During the same period, the Company closed seven restaurants, one at 172 West 72nd Street in New York, New York, upon the expiration of the lease; one at 46-05 Northern Boulevard in Queens, New York and one at 125 West 42nd Street, New York, New York, both of which were unprofitable restaurants at the time of closure; one in Raritan, New Jersey, due to condemnation-related construction activity at the site; one at 168-30 Hillside Avenue, Queens and one at 1126 Eastern Parkway, Brooklyn, New York (which had opened in August 1993 and to which the Raritan franchise rights had been transferred) both of which were unprofitable at the time of closure; and one at 46-48 161st Street, Bronx, New York, another location which was unprofitable at the time of closure, and whose lease was terminated by IFS, the sub-lessor. In 1995, the Company also sold at a gain three profitable restaurants, located at 1318 Liberty Avenue, Hillside, New Jersey; 372 Central Avenue in East Orange, New Jersey; and 1307 Teaneck Road in Teaneck, New Jersey. In April 1997, the Company sold at a gain the restaurant located at 144-20 Hillside Avenue in Queens, Nw York. The Company has entered into agreements ("Franchise Agreements") with PFFC and its successor in interest with respect to its five continuing Popeyes restaurant franchises in New York. The Company has one continuing subleased location. The Popeyes restaurants are located at 722 Seventh Avenue in the Times Square area of the Borough of Manhattan, City of New York; 850 Pennsylvania Avenue, 40 Empire Boulevard and 2137 Nostrand Avenue (sub-lease) in the Borough of Brooklyn, City of New York; and 122-10 Guy Brewer Boulevard in the Borough of Queens, City of New York. See Item 2. Properties.

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

     The agreement provides for a monthly management fee to the Manager equal to the restaurant's cash flow including sub-lease income less the greater of $200 or five percent of such monthly cash flow total, calculated monthly and not cumulatively. Stated conversely, the Company receives the greater of $200 per month or 5% of the restaurant's total monthly cash flow. Any negative cash flow in any month is borne by the Manager and the Company still receives the $200 minimum amount for such month. The Company earned the minimum $1,800 amount for the nine months the agreement was in effect in fiscal 1996. The amount retained by the Manager during this period was $10,686. In fiscal 1997 the Company earned the minimum fee of $2,400 but was also reimbursed by the Manager for $4,084 of net cash flow shortfall for the year. At the end of fiscal 1997, cognizant of the poor results and future prospects for this restaurant, management of the Company determined that this location's carrying value was unlikely to be recovered through its future cash inflows and decided to seek the sale of this restaurant. The Company has held preliminary discussions with the Manager of this location, who has expressed an interest in purchasing it. In accordance with generally accepted accounting principles, the Company wrote down the tangible and intangible assets of this restaurant to $60,000, representing their estimated fair value less estimated costs to sell and recorded an impairment loss of $159,772. See
Item 6. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 1D, 2, 3, 7C and 9A to the Consolidated Financial Statements.

     At the time of its acquisition, the now-closed Raritan, New Jersey location was subject to a condemnation proceeding. Such proceeding was concluded in December 1993 at a significant gain
to the Company.   In September 1994, the Raritan landlord
commenced a lawsuit against the Company. In March 1997, the lawsuit was adjudicated with the substantial and unexpected award for the plaintiff. In April 1997, the parties agreed to a settlement of the judgement amount pursuant to which the Company paid the plaintiff a total of $143,500. See Item 3. Legal Proceedings, Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 7D to the Consolidated Financial Statements.

     For the five fiscal years ended December 28, 1997, December 29, 1996, December 31, 1995, December 25, 1994 and December 26, 1993, the Company recorded sales of $5,247,779, 5,349,978,
$6,588,338, $8,062,632 and $8,240,781, respectively.  The Company had net income of $32,910 in 1997, a net loss of $137,412 in 1996, net income of $518,705 in 1995 and net losses of $228,720 and $57,465 in 1994 and 1993, respectively. See Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 7. Financial Statements.

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

Future Locations
----------------

     Under the development agreement, the Company had options to open a specified number of additional Popeyes restaurants within the territories and time periods set forth in the development agreement and the right to submit additional locations in Manhattan to the Franchisor on a case-by-case basis. During the sixteen-month period ended December 25, 1994, three of such options expired unexercised. As a result, the Company was in default of the development agreement. On January 30, 1995, pursuant to its rights thereunder, the Franchisor terminated the development agreement. Such action did not affect the continuing franchise agreements nor the Company's right to submit additional locations as franchise sites to the Franchisor on a case-by-case basis. See "Background," and "The Franchise."

     Provided that the Company obtains the additional financing which would be required, and further provided that the Company successfully negotiates additional franchise rights, which may or may not include partial or full credit against new franchise fees for lapsed options and/or closed locations, the Company may in the future seek to acquire additional Popeyes Famous Fried Chicken and Biscuits restaurants in the New York Metropolitan area. The Company has recently initiated discussions regarding a new potential leased site but has not reached any agreement therefor.

The Franchisor
--------------

     The Company originally purchased the right to establish and operate Popeyes Famous Fried Chicken and Biscuits restaurant franchises from PFFC, a privately-held company founded in 1972. In 1992, PFFC, whose parent had been in bankruptcy, was acquired by the Franchisor who continues to operate a national fast food system consisting of company-owned and franchised restaurants. The Franchisor's executive offices are located in Atlanta, Georgia.

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

The Franchise
-------------

     Historically, when the Company decided upon a site for a Popeyes restaurant, it submitted such site to the Franchisor for approval. Under the development agreement, the Franchisor had 30 days to approve or disapprove any proposed site. Within 90 days after site approval, the Company was to submit to the Franchisor proof that it owned the site or had a lease for such site containing certain required provisions, including that the term of the lease, together with renewal options was for at least 20 years (although such requirement had been waived in certain instances). In addition, the Company was required to submit plans and specifications for such site to the Franchisor for approval, which plans and specifications were to be in accordance with the Franchisor's standards and specifications for franchised locations. After such approvals were given by the Franchisor, the Company and the Franchisor entered into a Franchise Agreement covering the establishment and operation of a Popeyes Famous Fried Chicken restaurant franchise to be operated at the chosen location.

     Although the Franchisor terminated the development agreement as of January 30, 1995, such action did not irrevocably preclude the Company from acquiring additional franchises. While the Company has no definitive expansion plans, should the Company seek to develop new locations or acquire existing restaurants, it expects it would follow previously applicable procedures to be approved as the unit franchisee and would also likely seek to negotiate credits against the franchise fee from lapsed options and/or closed locations. See "Future Locations".

     PFFC, and as its successor in interest, the Franchisor, and the Company have entered into Franchise Agreements for each of the Company's restaurants of which five continue in effect. Such Franchise Agreements generally provided for the Company to pay a franchise fee of $25,000 per franchise of which $10,000 was credited from the applicable option being exercised. The term of each Franchise Agreement and the franchise granted thereunder is 20 years from the date the Franchise Agreement is executed, and is thereafter renewable at the Company's option for one additional ten-year period. In order to renew, the Company must satisfy certain conditions, including the payment of one-half of the then current franchise fee; the execution of the then current Franchise Agreement, which may include a higher royalty rate or advertising fund contribution than currently; the execution of a general release in favor of the Franchisor; satisfaction of all monetary obligations to the Franchisor; and the reasonable remodeling and/or modernization of the franchised location, in accordance with the specifications contained in the Franchisor's then current Franchise Agreement or Operating Manual.

     Each Franchise Agreement requires, the Company to pay a continuing royalty fee, payable on a weekly basis equal to 5% of gross sales. The Company also is currently required to pay an additional sum equal to 3% of gross sales, exclusive of sales tax, payable on a weekly basis, as and for its advertising contribution. Three-fourths of such amount is required to be contributed to a regional advertising cooperative which purchases regional media advertising.

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

Employees
---------

     The Company has approximately 107 employees. Of such number, approximately 33 are full-time and approximately 74 are employed on a part-time basis. All of the Company's employees are trained to serve as food handlers and preparers, cooks, cashiers, servers and maintenance personnel and are trained in every phase of the Company's operations. The Franchisor requires that certain of such employees be trained by the Franchisor. In addition, all employees rotate between positions, thus providing each employee with a thorough knowledge of restaurant operations. Of the 33 full-time employees, 14 are employed in supervisory or managerial positions. None of the Company's employees are covered by a collective bargaining agreement.


Item 2.   PROPERTIES
------    ----------

     The Company operates five Popeyes Famous Fried Chicken and
Biscuits restaurants at the locations set forth below:

          1.   722 Seventh Avenue, New York, New York
          2.   40 Empire Boulevard, Brooklyn, New York
          3.   122-10 Guy Brewer Boulevard, Queens, New York
          4.   850 Pennsylvania Avenue, Brooklyn, New York
          5.   2137 Nostrand Avenue, Brooklyn, New York

     The leases for these locations provide expiration dates
(including options to extend) ranging from July 31, 1998 to June
30, 2013.

     The lease for the fifth restaurant, a sub-lease at which the Company had been in holdover status subsequent to February 28, 1997 has been renewed through February 28, 2007 at a percentage rental of 11% of sales for the first five years and 12% of sales for the second five years. Rent on such sub-lease had previously been 15% of sales.

     In July 1996 the Manhattan lease, due to expire December 31,
1996, was amended to extend the term to December 31, 2002 and effective August 1, 1996 to increase the annual rent from $180,000 to $265,000 through July 31, 1999. The rent for the remainder of the extended term will be $270,000 annually.

     In addition to the foregoing, the Company has subleased to an unrelated party a portion of the greater premises leased at its Empire Boulevard, Brooklyn location. Such sub-leased premises front on the cross-street to Empire Boulevard at 1074 Washington Avenue. These premises had originally been used by the Company for a pizza restaurant which did not operate
profitably.   If the Empire Boulevard location is sold, the
related sub-lease will be sold as well. See Item 6. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     A sublease for certain premises formerly used as a Popeyes
Restaurant at 87-26 Roosevelt Avenue in Queens, New York was terminated August 1, 1996 when the Company, with the lessor's consent, assigned its lease to the sub-lessee.

     For further information concerning lease commitments, see
Note 7B to the Consolidated Financial Statements.

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

     The Company considered the lease terminated and as of February 1,1994 ceased paying rent. On September 30, 1994, Host Marriott Corporation, as sublandlord, instituted litigation against the Company seeking lost rent from February 1, 1994, payment for alleged removal of equipment, alleged loss of percentage rent, recovery of the amount allocated to the Company as a result of the condemnation proceeding and punitive damages. On November 23, 1994, the Company filed an answer denying all liability and asserting various affirmative defenses, among which was the failure of Marriott to mitigate damages based on Marriott's refusal to assign the sublease to another tenant.

     In March 1996, the Company, as defendant, and Host Marriott Corporation, as plaintiff, filed cross motions for summary judgment. The matter proceeded to trial in U.S. District Court in February 1997. On March 7, 1997, the Court decided in favor of the plaintiff and awarded $229,893 plus reasonable legal fees. The result at trial was completely unexpected by the Company and its counsel.
On March 19, 1997 the Company filed a notice of appeal with the U.S. Circuit Court of Appeals for the Third Circuit. The Company also sought to negotiate a settlement of the judgement with the plaintiff. On April 9, 1997, the settlement negotiations resulted in the plaintiff agreeing to accept the Company's offer of $143,500 in full satisfaction of the judgement amount. Payment thereof was made April 10, 1997. See Item 6. "Management's
Discussion and Analysis of Financial Condition and Results of Operations" and Note 7D to the Consolidated Financial Statements.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------   ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fiscal year ended December 28, 1997.

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

     As of April 6, 1998, there were approximately 1,952 holders of record of the Company's Common Stock.

     On November 28, 1995, the Company's Board of Directors declared a dividend in the nature of a return of capital of $.025 per share on its Common Stock. The dividend, aggregating $222,858, was paid on December 21, 1995 to holders of record as of December 11, 1995. On November 15, 1996, the Company declared a second return of capital distribution of $.01 per share of common stock. This distribution, aggregating $89,143 was paid on December 16, 1996 to holders of record as of December 2, 1996. Prior to these return of capital distributions, the Company had never paid a cash dividend of any kind. See Item 6."Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS
-------   -------------------------------------------------
Results of Operations
---------------------

     The Company's net sales of $5,247,779 in fiscal 1997 decreased by $102,199, or 1.9% from $5,349,978 in 1996. All of such decrease is attributable to the sale of the Hillside Avenue, Queens Restaurant on April 15, 1997. Sales for the five restaurants operated throughout both years increased by 6.9%.
All five restaurants recorded individual sales gains led by the Manhattan location which had a 12.5% increase, due principally to the continued improvements being made to the Times Square area and the related increase in traffic. The three Brooklyn locations had an aggregate sales gain of 5.6% led by the Pennsylvania Avenue store which increased by 8.5%, benefitting noticeably from its recent remodelling. The continuing Queens restaurant gained 1.2%. Both it and the sub-leased Brooklyn location, which recorded a 1.1% sales gain will be remodelled during the first half of fiscal 1998. The managed Brooklyn location had a sales gain of 2.8%. The Company has determined it will seek to sell this restaurant in 1998. (See Notes 7C and 9A to the Consolidated Financial Statements). Management also attributes a portion of the system-wide sales gains to its continued focus on improving operations as well as much more temperate weather throughout much of the year.

     Cost of sales decreased by $83,820, or 4.7% to $1,697,245 in 1997 from $1,781,065 in 1996, due to the following reasons: (i) the decline in total sales; (ii) an average decrease in the price of chicken of approximately 3% from 1996, and (iii) the effect of new cash register systems, installed early in fiscal 1997, which facilitate the tracking a food usage on a weekly basis and thereby help to reduce inventory, waste, spoilage and shrinkage.
As a percentage of sales, cost of sales decreased by 1.0% to 32.3% in 1997 from 33.3% in 1996, of which decline approximately three-fourths is attributable to food cost and approximately one-fourth is attributable to paper cost. The improvement in the latter category arose from reduced paper prices due to better contract purchasing arrangements negotiated on behalf of franchisees by the Franchisor.

     Selling, general and administrative expenses decreased by $261,486, or 7.2%, to $3,390,737 in 1997 from $3,652,223 in 1996, in part due to the sale of one restaurant and the overall sales reduction and in part due to various cost-cutting and monitoring measures. As a percentage of sales, these expenses decreased by 3.7% to 64.6% in 1997 from 68.3% in 1996. Within this category, labor costs were virtually unchanged at approximately 27.2% of sales. Such constancy of labor cost is a notable achievement given the increase in the statutory minimum wage rate effective October 1, 1996. The Company effected such labor cost savings generally by utilizing fewer managers and more crew staff. Advertising and royalty expenses were constant at their franchise agreement specified levels of 3.0% and 5.0%, respectively.

     Costs classified as manager controllable declined by 0.8% of sales, almost entirely attributable to reduced utility charges, due to much more moderate temperatures throughout the year. Occupancy expenses declined by 1.0% of sales. Although rent and percentage rent charges increased by 0.2%, savings of 0.5%, 0.4% and 0.3%, respectively, were realized in insurance, real estate tax and related charges and depreciation and amortization expenses, all attributable to the higher store volumes of the continuing restaurants. Other operating expenses declined by 0.8% of sales reflecting savings of 0.6% in repair, maintenance and security services and 0.2% in theft losses. The former arose from fewer required repairs as well as the volume gains, while the latter reflect significantly fewer incidences.

     General and administrative expenses decreased by 1.1% of sales, reflecting savings of 0.2% in each of administrative accounting services and franchise taxes while stock transfer fees and certain other miscellaneous expenses declined by 0.1% and 0.2% of sales, respectively. The balance of the savings in this category, 0.4% of sales, occurred in management fees. Management fees to IFS declined by $8,000 to $97,000 in fiscal 1997. The management agreement with IFS has been renewed through January 25, 1999 at its existing terms, $12,000 per restaurant subject to a $96,000 annual minimum. Management fees for the Empire Boulevard Restaurant reflected a savings of $15,370 as the fee arrangement in 1997 resulted in a net payment to the Company of $6,484, including a net cash flow shortfall reimbursement of $4,084 from the Manager, compared to a net payment to the Manager of $8,886 in 1996. The Company recorded an impairment loss on this location's assets in 1997 and is seeking to sell the restaurant; the Manager has expressed an interest in purchasing it. (See the discussion below, "Liquidity" and Notes 1D, 2, 3, 7C and 9A to the Consolidated Financial Statements).

     Interest expense of $8,100 was incurred on the Company's bank borrowing in fiscal 1997; none was incurred in fiscal 1996.
The $125,000 installment loan, which was used to pay the Marriott litigation settlement, was prepaid in January 1998.

     Sub-lease income decreased by $35,737, or 76.8%, to $10,800 in 1997 from $46,537 in 1996. One of two sub-leases was terminated on August 1, 1996. The remaining sub-leased location produces sub-rental income of $900 per month. Such sub-leased premises constitute a portion of the entire property leased by a subsidiary of the Company which also encompasses the Empire Boulevard location. Should this location be sold as the Company seeks to do, the sub-lease agreement would be sold as well. (See Notes 2, 3, 7B, 7C and 9A to the Consolidated Financial Statements).

     Miscellaneous income decreased by $12,676, or 29.6%, to $30,185 in 1997 from $46,537 in 1996. Included in the amount for 1997 is a gain of $13,908 on the sale of the Hillside Avenue, Queens Restaurant. The Company may realize additional proceeds on such sale of from $50,000 to $100,000 if the purchaser obtains an extension of the lease which is due to expire on July 31, 1998. As of March 31, 1998, the Company has been informed that negotiations to obtain such an extension have been unsuccessful. (See Note 9B to the Consolidated Financial Statements).

     As of December 28, 1997, the Company has recorded an impairment loss of $159,772 attributable to the tangible and intangible assets of the Empire Boulevard, Brooklyn location and related sub-leased premises. Such loss recognition was a consequence of the Company determination that the carrying value of the restaurant's and the related sub-leased property's assets would likely not be recovered from the future cash inflows of restaurant operations and the sub-lease agreement. Since April 1, 1996 all of such operations have been conducted under the auspices of a management agreement. The fee arrangements applicable to such agreement effectively result in the Company receiving a minimum monthly payment of $200 plus reimbursement for any cash flow shortfall. As such operations have sustained net divisional losses of $28,809 and $42,641 over the last two fiscal years, future annual operating cash flows to the Company from such location would appear to be limited to the $2,400 annual total of such minimum monthly payments. The Company has accordingly written down the applicable assets to a carrying value of $60,000 representing their estimated fair value less estimated costs to sell. Although the restaurant's Manager has expressed an interest in purchasing this location, no formal offer has been made. Nevertheless the Company anticipates selling this store and the related sub-lease by the end of 1998. (See "Liquidity" and Notes 1D, 2, 3, 7B, 7C and 9A to the Consolidated Financial Statements).

     At December 29, 1996 the Company had accrued the $143,500 litigation settlement amount in satisfaction of the judgement awarded to the plaintiff landlord for the closed Raritan location. (See Item 3. "Legal Proceedings" and Note 7D to the Consolidated Financial Statements).

     Due to available net operating tax loss carryforwards in excess of taxable income for fiscal 1997 and 1996, the Company did not incur any income taxes in either year. At December 28, 1997, the Company has net operating loss and jobs tax credit carryforwards of approximately $1,489,000 and $91,000, which expire in 2009 and 2002, respectively. (See Note 10 to the Consolidated Financial Statements).

Liquidity
---------

     The Company's working capital improved by $235,272 from a deficiency of $226,904 at December 29, 1996 to a surplus of $8,368 at December 28, 1997. Operations provided $279,298. Net capital expenditures and security deposits required $68,584 and $1,484, respectively, while long-term borrowings provided $26,042.

     From a cash flow standpoint, operating activities provided
$11,013, investing required $53,203 and financing provided
$88,542 resulting in a $46,352 net increase in cash, which brought the year-end cash balance to $276,956.

     In January 1998, the Company retired its outstanding bank indebtedness of $88,542. (See Note 11A to the Consolidated
Financial Statements).

     The Company believes its existing cash resources and expected net cash inflows will be adequate for its scope of operations over the next twelve months. In addition should the Company consummate a sale of the managed Brooklyn restaurant, net cash proceeds therefrom are estimated at $60,000. The Company has recently initiated discussions regarding a new potential leased site but has not reached any agreement therefor. If a new site is leased, the development of such location would be funded from a combination of available cash, current operating cash flow, and/or the sale proceeds of the Brooklyn restaurant, if applicable, and/or third party lender financing depending upon the amounts required.

     If the Company's plans to develop a new location do not come to fruition, the Company may consider a further return-of-capital distribution by the end of 1998.

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

Item 7.   FINANCIAL STATEMENTS
-------   --------------------

          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
          ------------------------------------------
                                                            Page
                                                            ----

Independent Auditor's Report                                F-1

Consolidated Balance Sheet at December 28, 1997             F-2

Consolidated Statement of Operations for the Years
Ended December 28, 1997 and December 29, 1996               F-3

Consolidated Statement of Stockholders' Equity for the
Years Ended December 28, 1997 and December 29, 1996         F-4

Consolidated Statement of Cash Flows for the Years
Ended December 28, 1997 and December 29, 1996               F-5

Notes to Consolidated Financial Statements          F-6 to F-13






                  INDEPENDENT AUDITOR'S REPORT





Board of Directors
Fast Food Operators, Inc.
Bayside, New York


I have audited the accompanying consolidated balance sheet of Fast Food Operators, Inc. and Subsidiaries as of December 28, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 28, 1997. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fast Food Operators, Inc. and Subsidiaries as of December 28, 1997, and the consolidated results of their operations and cash flows for each of the years in the two-year period ended December 28, 1997, in conformity with generally accepted accounting principles.






                                   /S/ ERIC L. WESTON
                                   Certified Public Accountant






Westbury, New York
January 15, 1998, except for Note 11 as
to which the date is January 26, 1998




                              F-1
           Fast Food Operators, Inc. and Subsidiaries
                   Consolidated Balance Sheet
                       December 28, 1997


     ASSETS

Current assets:
   Cash                                                   $   276,956
   Inventory (Note 1B)                                         28,202
   Prepaid expenses and other current assets                   87,332
                                                          -----------
Total current assets                                          392,490
                                                          -----------
Property and equipment, net of accumulated
   depreciation (Notes 1C, 1D, 2, and 9)                      320,294
                                                          -----------
Other assets:
   Security deposits                                            8,500
   Intangible assets, net of accumulated
    amortization (Notes 1E and 3)                                 684
                                                          -----------
Total other assets                                              9,184
                                                          -----------
TOTAL ASSETS                                              $   721,968
                                                          ===========

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of note payable bank
    (Notes 4 and 11A)                                    $    62,500
   Accounts payable and accrued expenses                     259,241
   Taxes, other than income taxes                             49,159
   Due to Integrated Food Systems, Inc. (Note 6)              13,222
                                                         -----------
Total current liabilities                                    384,122

Note payable bank, less current maturities
 (Notes 4 and 11A)                                            26,042
Security deposits payable                                     12,274
                                                         -----------
Total liabilities                                            422,438
                                                         -----------
Commitments and contingencies -
 (Notes 6, 7, 9, 10 and 11)
Stockholders' equity - (Notes 5 and 6):
  Common stock, $.01 par value;
    authorized: 10,000,000 shares;
    issued and outstanding: 8,914,300 shares                  89,143
  Additional paid-in capital                               2,142,862
  Accumulated deficit                                     (1,932,475)
                                                         -----------
Total stockholders' equity                                   299,530
                                                         -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $   721,968
                                                         ===========
See notes to consolidated financial statements.

           Fast Food Operators, Inc. And Subsidiaries
              Consolidated Statement of Operations
      Years Ended December 28, 1997 and December 29, 1996


                                         1997           1996
                                      -----------    -----------
Sales                                 $ 5,247,779    $ 5,349,978

Cost of sales                           1,697,245      1,781,065
                                      -----------    -----------
Gross profit                            3,550,534      3,568,913
                                      -----------    -----------
Selling, general and
 administrative expenses
 (Notes 6, 7A, 7B, 7C and 11B)          3,390,737      3,652,223

Interest expense -
   (Notes 4 and 11A)                        8,100          -

Sublease income (Note 7B)                ( 10,800)      ( 46,537)

Miscellaneous income, including gain
 of $13,908 on sale of restaurant
 in 1997 (Note 9B)                       ( 30,185)      ( 42,861)

Loss on asset impairment in 1997 and
 litigation settlement in 1996
 (Notes 9A and 7D)                        159,772        143,500
                                      -----------    -----------
                                        3,517,624      3,706,325
                                      -----------    -----------
Net income (loss) (Note 10)           $    32,910    $  (137,412)
                                      ===========    ===========

Earnings (loss) per common share
   (Note 1H)                          $     -        $      (.02)
                                      ===========    ===========

Weighted average number of
 shares outstanding                     8,914,300      8,914,300
                                      ===========    ===========


See notes to consolidated financial statements.


            Fast Food Operators, Inc. and Subsidiaries
          Consolidated Statement of Stockholders' Equity
                Two Years Ended December 28, 1997

                                                       Total
                            Additional    Accumu-      Stock-
            Common Stock    Paid-In       lated        holders'
          Shares    Amount  Capital       Deficit      Equity
          ------    ------  ----------    -------      -------


Balances,
January
1, 1996   8,914,300 $89,143 $ 2,232,005   $(1,827,973) $  493,175

Return of
capital
distri-
bution
(Note 5)     -        -     (   89,143)         -      (   89,143)

Net loss
for 1996     -        -        -           (  137,412) (  137,412)
          --------- ------- -----------   -----------   ---------
BALANCES,
DECEMBER
29, 1996  8,914,300  89,143   2,142,862    (1,965,385)    266,620

Net income
for 1997     -        -        -               32,910      32,910
          --------- ------- -----------   ------------ ----------

BALANCES,
DECEMBER
28, 1997  8,914,300 $89,143 $ 2,142,862   $(1,932,475) $  299,530
          ========= ======= ===========   ===========  ==========



See notes to consolidated financial statements.


            Fast Food Operators, Inc. And Subsidiaries
               Consolidated Statement of Cash Flows
        Years Ended December 28, 1997 and December 29, 1996

                                             1997                1996
                                           -----------      -----------
Cash flows from operating activities:
 Net income (loss)                         $    32,910      $(  137,412)
                                           -----------      -----------
Adjustments to reconcile net income
 (loss) to net cash provided by
 operating activities:
   Depreciation and amortization               100,524          117,679
   Loss on asset impairment (1997)
    and litigation settlement
    (1996)                                     159,772          143,500
   Gain on sale of restaurant               (   13,908)           -
   Decrease (increase) in inventory              3,972       (      229)
   Decrease (increase) in prepaid
    expenses and other current
    assets                                  (   33,799)          78,393
   Decrease in accounts payable
    and accrued expenses                    (  222,221)      (   57,634)
   Increase (decrease) in security
    deposits                                (    6,484)           8,128
   Increase (decrease) in taxes, other
    than income taxes                       (    6,292)           5,484
   Increase (decrease) in due to
    Integrated Food Systems, Inc.           (    3,461)         169,693
                                           -----------      -----------
Total adjustments                           (   21,897)         465,014
                                           -----------      -----------
Net cash provided by operating
 activities                                     11,013          327,602
                                           -----------      -----------
Cash flows from investing activities:
 Purchase of fixed and other assets         (   98,584)      (  120,938)
 Proceeds from sale of restaurant
   assets                                       41,331            -
 Security deposits refunded                      5,000            6,514
 Other                                      (      950)           -
                                           -----------      -----------
Net cash required by investing
 activities                                 (   53,203)      (  114,424)
                                           -----------      -----------
Cash flows from financing activities:
 Proceeds of note payable                      125,000            -
 Return of capital distribution                  -           (   89,143)
 Payments of long-term debt                 (   36,458            -
                                           -----------      -----------
Net cash provided (required) by
 financing activities                           88,542       (   89,143)
                                           -----------      -----------
Net increase in cash                            46,352          124,035

Cash, beginning of year                        230,604          106,569
                                           -----------      -----------
Cash, end of year                          $   276,956      $   230,604
                                           ===========      ===========
Supplemental cash flow information:
 Cash paid during the year for
   interest                                $     6,341      $     -
                                           ===========      ===========
Non-cash investing and financing
 activities:
   Reclassification of deferred
    lease costs                            $     9,283      $     -
                                           ===========      ===========
 Net book value of property and
   equipment sold                          $    16,092      $     -
                                           ===========      ===========
 Other restaurant assets sold:
   Inventory                               $     3,731      $     -
                                           ===========      ===========
   Prepayments                             $     6,650      $     -
                                           ===========      ===========

See notes to consolidated financial statements.

           Fast Food Operators, Inc. And Subsidiaries
           Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (A)  Organization and Principles of Consolidation:

       The Company is engaged in the business of operating retail fast food restaurants under its trade name, Popeye's Famous Fried Chicken and Biscuits of New York, in accordance with franchise agreements. The Company is managed by Integrated Food Systems, Inc. ("IFS") who has made loans with as well as an investment in the Company. (See Notes 1E, 3, 6 and 7A). At December 1997 the Company was operating five restaurants, having sold one restaurant at a gain in April 1997. (See Note 9).

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

  (D)  Asset Impairments:

       The Company records impairment losses when events and/or changes in circumstances indicate that the carrying value of an asset will not be recovered through future cash inflows. Assets deemed to be impaired are written down to their fair values. For impaired assets to be sold or otherwise disposed of, reported asset values are reduced for estimated costs of sale of disposal, as applicable. Impaired assets to be sold or disposed of are neither depreciated nor amortized; though they may still be utilized in revenue-producing capacities. (See Notes 2, 3 and 9A).

  (E)  Intangible Assets:

       The Company operates its Popeye's franchises pursuant to franchise agreements. Initial franchise fees incurred in connection with the acquisition of franchises are amortized on a straight-line basis over 10 years. The agreements pertaining to each existing franchise are for a 20-year term. The Company may, at its option, renew each expiring franchise for one additional 10-year period for a fee equal to 50% of the then current franchise fee. Such renewal fee is presently $12,500.

       The franchise agreements also obligate the Company to pay the franchisor fees for royalties and advertising. (See
       Note 7A).

       Deferred lease costs are amortized over the life of the lease.

           Fast Food Operators, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

  (F)  Income Taxes:

       The Company's consolidated federal income tax return includes all of its subsidiaries. The Company accounts for income taxes pursuant to Financial Accounting Standard No. 109, ("FAS 109"), adopted in 1993. The adoption of this standard has had no impact on the Company's reportable income tax expense or benefit. (See
       Note 10).

       The Company is also subject to various state and local corporate franchise taxes. Such taxes, not constituting a tax on income, are included in general and administrative expenses.

  (G)  Use of Estimates:

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

   (H) Earnings (Loss) per Common Share:

       Income (loss) per common share is computed by dividing such amount by the weighted average number of common shares outstanding during each year. The Company has no outstanding stock options, purchase warrants or other potentially dilutive securities. Accordingly, adoption of Financial Accounting Standard No. 128, "Earnings Per Share," effective for periods ended after December 15, 1997, had no effect on such per share data.

   (I) Fiscal Year:

       Th Company's fiscal year ends on the last Sunday in December. Fiscal 1997 and 1996 each comprised 52 weeks.

NOTE 2 -  PROPERTY AND EQUIPMENT

       Property and equipment at December 28, 1997 consist of the following:

       Leasehold improvements                     $  798,498
       Kitchen equipment                             626,032
       Furniture and fixtures                        197,129
       Register systems                               54,495
       Automobiles                                    13,023
       Impaired restaurant assets to be sold,
        including deferred leasehold costs
        of $9,283 (See Notes 3, 7C and 9A)            60,000
                                                  ----------
                                                   1,749,177
       Less: Accumulated depreciation and
        amortization                               1,428,883
                                                  ----------
       Net property and equipment                 $  320,294
                                                  ==========

           Fast Food Operators, Inc. and Subsidiaries
         Notes to the Consolidated Financial Statements

NOTE 3 -  INTANGIBLE ASSETS:

       Intangible assets at December 28, 1997 consist of the following:

       Franchise fees, net of accumulated
        amortization of $99,583                   $      417
       Deferred lease costs, net of accumulated
        amortization of $3,733                           267
                                                  ----------
       Total:                                     $      684
                                                  ==========

       At December 28, 1997, unamortized deferred lease costs of $9,283 were reclassified to "Impaired Assets to be Sold."
       (See Notes 2, 7C and 9A).

NOTE 4 -  NOTE PAYABLE, BANK

       On April 10, 1997 the Company borrowed $125,000 from the BSB Bank & Trust Company in order to fund the payment of the litigation settlement with the Host Marriott Corporation. (See Note 7D). The note, secured by the Company's inventory, equipment and intangibles, was due in 24 monthly principal payments of $5,208 plus interest at 10%. Subsequent to December 28, 1997, the balance of the note was prepaid. (See Note 11A).

NOTE 5 -  RETURN OF CAPITAL DISTRIBUTION

       On November 15, 1996, the Company declared a return of capital distribution of $.01 per share of common stock. The distribution, aggregating $89,143, was paid on December 16, 1996 to shareholders of record as of December 2, 1996.

NOTE 6 -  RELATED PARTY TRANSACTIONS

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

       The management agreement has been renewed annually for additional one-year terms through January 25, 1998; each renewal provided for a per restaurant fee of $12,000. However, the renewal effective January 26, 1996 required a minimum annual fee of $108,000; the renewal effective January 26, 1997 required a minimum annual fee of $96,000. Subsequent to December 28, 1997 the agreement was again renewed. (See Note 11B).

       Management fees were $97,000 in fiscal 1997 and $105,000 in 1996.

       At January 1, 1996, IFS owed the Company $153,010, which was repaid during the first quarter of 1996. At December 28, 1997 and December 29, 1996 the Company owed IFS $13,222 and $16,683, respectively, representing the management fee for the respective month then ended and miscellaneous items.
                              F-8

           Fast Food Operators, Inc. and Subsidiaries
          Notes to the Consolidated Financial Statements

NOTE 7 -  COMMITMENTS AND CONTINGENCIES

   (A) Franchise Arrangements:

       The Company is obligated to pay the franchisor fees for royalties and advertising, equal to 5% and 3% of gross sales, respectively. Royalty and advertising fees charged to operations were $262,289 and $156,997 for fiscal 1997 and $267,375 and $162,486 for 1996.

   (B) Operating Lease Commitments:

       The Company has lease agreements for all five of its store premises expiring at various dates through June 2007. Of these, one expires in September 1998, one in 2002, one in 2003 and two in 2007. Only the lease expiring in 2003 may be extended - for one ten-year term. Three of the leases provide for percentage rent at rates averaging 5% on annual sales in excess of stated minimums. One lease requires base rent equal to 11% of sales through February 28, 2002 and 12% of sales through February 28, 2007. In addition to monthly rental charges on all the leases, the Company must pay certain property taxes, insurance and other expenses.

       Effective August 1, 1996 the Company's lease for its Manhattan restaurant was amended to extend the lease term by six years until December 31, 2002 and increase the annual rental from $180,000 to $265,000 for the three-year period ending July 31, 1999 and to $270,000 thereafter.

       During 1997 the Company sold one Queens restaurant.  (See
       Note 9B). At December 28, 1997 the Company earns rental income from one sublease. (See Note 9A). Another sub-lease was terminated on August 1, 1996.

       Minimum future annual rental and sublease payments under the remaining operating leases are as follows:

                Year               Amount       Sublease        Net
              -----------        ----------     --------    ----------
                 1998            $  384,445     $ 10,800    $  373,645
                 1999               359,903       10,800       349,103
                 2000               362,820       10,800       352,020
                 2001               362,820       10,800       352,020
                 2002               365,361       10,800       354,561
              2003-2007             272,559       47,700       224,859
                                 ----------     --------    ----------
              Totals             $2,107,908     $101,700    $2,006,208
                                 ==========     ========    ==========

              The components of rent expense for the last two fiscal years are as follows:
                                       1997           1996
                                     ---------      ---------
              Minimum rentals        $ 424,122      $ 431,238
              Contingent rentals       102,532         94,683
                                     ---------      ---------
                                       526,654        525,921
              Less: Sublease rentals    10,800         46,537
                                     ---------      ---------
                                     $ 515,854      $ 479,384
                                     =========      =========

           Fast Food Operators, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements

NOTE 7 - COMMITMENTS AND CONTINGENCIES  - (continued)

          (C) Management Agreement:

              Effective April 1, 1996 the Company entered into a management agreement with an individual (The "Manager") to manage the operations of its Popeye's Restaurant on Empire Boulevard in Brooklyn. The agreement, which had an initial term of nine months, continues in effect indefinitely unless cancelled by the Company or the Manager, in each case, upon written notice of 30 or 90 days, respectively. If the agreement is terminated by reason of the Manager's breach or is otherwise terminated by the Manager for any reason other than a breach by the Company, the Manager must pay a $10,000 termination fee. The Manager paid a $15,000 security deposit upon the commencement of the agreement.

              The agreement provides for a monthly management fee to the Manager equal to the restaurant's cash flow including sub-lease income less the greater of $200 or five percent of such monthly cash flow total, calculated monthly and not cumulatively. Stated conversely, the Company receives the greater of $200 per month or 5% of the restaurant's total monthly cash flow. Any negative cash flow in any month is borne by the Manager and the Company still receives the $200 minimum amount for such month.
              In fiscal 1997, the Company earned the minimum fee of $2,400 and was also reimbursed by the manager for $4,084 of net cash flow shortfall for the year. In fiscal 1996, the Company earned the minimum $1,800 amount for the nine months the agreement was in effect. The amount retained by the Manager during 1996 was $10,686.

              The Company is seeking to sell this restaurant. (See Notes 2, 3 and 9A).

          (D) Adjudication and Settlement of Lawsuit:

              In March 1997, the U.S. District Court reached a decision in the lawsuit brought against the Company by the Host Marriott Corporation. Such plaintiff was the landlord for a prior location which the Company had acquired and leased from the plaintiff. The property had been the subject of a condemnation suit filed by the New Jersey Department of Transportation. The related construction project necessitated the closing of the restaurant in July 1993. In January of 1994, the Company received condemnation proceeds of $399,302 of which $105,909 comprised attorney fees and related expenses. The Company considered the lease to be terminated and as of February 1, 1994 ceased paying rent.

              In September 1994, the landlord brought a lawsuit seeking lost rent, payment for alleged loss of percentage rent, recovery of the condemnation award paid to the Company and punitive damages. The Company filed an answer denying all liability and asserting various affirmative defenses, among which was the failure of the plaintiff to mitigate damages based on their refusal to assign the lease to another tenant. In March 1996 the Company, as defendant, and the plaintiff filed cross motions for summary judgement. The matter subsequently proceeded to trial in U.S. District Court in February 1997. On March 7, 1997, the Court decided in favor of the plaintiff and awarded $229,893 plus reasonable legal fees.

           Fast Food Operators, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements

NOTE 7 - COMMITMENTS AND CONTINGENCIES  - (continued)

          (D) Adjudication and Settlement of Lawsuit: (continued)

              Such result was completely unexpected by the Company and its counsel. On March 19, 1997, the Company filed a notice of appeal of the District Court's decision with the U.S. Court of Appeals for the Third Circuit. The Company also sought to negotiate a settlement of the judgement amount with the plaintiff. On April 9, 1997, such settlement negotiations resulted in the plaintiff agreeing to accept the Company's offer of $143,500 in full satisfaction of the judgement amount. Payment thereof was made on April 10, 1997. The Company accrued the loss at December 29, 1996 and for the year then ended in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies."

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

              At December 28 1997, the Company's financial instruments consist of cash, note payable, bank and due to Integrated Food Systems, Inc. The fair value of these accounts approximates their carrying value at such date.

NOTE 9 - IMPAIRMENT/SALE OF RESTAURANT ASSETS

          (A) Asset Impairment, Brooklyn Restaurant:

              As of December 28, 1997, cognizant of the results of and the future prospects for its managed Empire Boulevard Restaurant in Brooklyn, the Company determined that the historical cost-basis carrying value thereof would not be recovered by the future cash inflows attributable to its restaurant operations and sub-lease arrangement. The Company further determined that it would seek to sell this restaurant property including the related sub-lease. In accordance with Financial Accounting Standard No. 121, the Company has written down this restaurant's tangible and intangible assets to $60,000, representing the estimated fair value thereof less estimated costs to sell. Such write-down results in a loss of $159,772. Although there presently exists no written agreement for such sale, the Company expects that the sale of this restaurant will be consummated by the end of 1998. Prior to such anticipated consummation, the Company expects to continue the operation of this restaurant, subject to the existing management agreement. (See Note 7C). For the years ended December 28, 1997 and December 29, 1996, the Empire Boulevard Restaurant had net divisional losses of $28,809 and $42,641, respectively.

          (B) Gain on Sale of Queens Restaurant:

              On April 15, 1997, the Company consummated the sale of its Hillside Avenue, Queens Restaurant to an unaffiliated party, who had previously purchased two of the Company's restaurants and also manages the Company's Empire Boulevard Restaurant in Brooklyn. The purchase price for this restaurant, the lease for which expires on July 31, 1998, was $30,000 plus closing adjustments of $11,331 for inventory and prepaid/ accrued items. The price is subject to increase by a minimum of $50,000, in the event the purchaser obtains any extension of the lease. For extensions of the lease term in excess of five years, the price is increased by an additional $10,000 per year to a maximum of $50,000. Therefore, for an extension of ten years or more, the adjusted purchase price will be $130,000.

           Fast Food Operators, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements

NOTE 10- INCOME TAXES

              Due to available net operating tax loss carryforwards in excess of taxable income for fiscal 1997 and 1996, the Company did not incur any income taxes in either year. At December 28, 1997, the Company has net operating loss and jobs tax credit carryforwards of approximately $1,489,000 and $91,000, respectively, which expire in 2009 and 2002.

              Under FAS 109, the loss and tax credit carryforwards referred to above as well as certain other book-tax differences give rise to deferred tax assets which at December 28, 1997 aggregated $586,200, all of which were offset by an equivalent valuation allowance based on an estimated likelihood of realizability of less than 50%.

              Reconciliation of the tax on (benefit from) income (loss) to the expected tax (benefit) computed by applying the U.S. federal income tax rate to income (loss) before income taxes is:

                                        Percent of Pre-Tax Income (Loss)
                                        --------------------------------
                                                1997            1996
                                                -----          -----
        Computed expected tax (benefit)          34.0          (34.0)
        Benefit from net operating
         tax loss carryforward                  (34.0)           -

        Net operating loss, providing
         no federal income tax benefit             -            34.0
                                                -----          -----
                                                   -             -
                                                =====          =====

        The tax effects of temporary differences that give rise to deferred tax assets (before valuation allowances) and deferred tax liabilities at December 28, 1997, none of which gave rise to any deferred income tax provision or benefit in either fiscal 1997 or 1996, are as follows:

                                                     Assets/Liabilities
                  Assets                             ------------------
              Non-current:
               Property and equipment, net of
                accumulated depreciation                    $ 48,800
               Deferred costs and expenses, net of
                accumulated amortization                         100
               Net operating loss carryforward               446,700
               Jobs tax credit carryforward                   90,600
                                                            --------
              Total deferred tax assets                     $586,200
                                                            ========

              For the year ended December 28, 1997, the valuation allowance decreased by $14,450 to $586,200. The net deferred tax asset at December 28, 1997 was therefore zero.

           Fast Food Operators, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements

NOTE 11 -SUBSEQUENT EVENTS

          (A) Prepayment of Note Payable, Bank:

              In January 1998, the Company retired its outstanding indebtedness of $88,542 to the BSB Bank & Trust Company, without prepayment penalty. The Company also paid interest charges totalling $1,970, accrued through the January 20, 1998 prepayment date.

          (B) Renewal of Management Agreement:

              On January 26, 1998, the management agreement pursuant to which IFS manages the Company was renewed for an additional year at its existing terms of $12,000 per restaurant subject to an annual minimum of $96,000.


Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE
-------   ------------------------------------------------

          Not applicable.
                            PART III
                            --------

Item 9.   DIRECTORS AND EXECUTIVE OFFICERS
-------   --------------------------------

     The following table sets forth information relating to each of the directors and executive officers of the Company.

     NAME                AGE       POSITION WITH THE COMPANY

Lewis E. Topper          48        Director, Chairman of the
                                   Board, President, Chief
                                   Executive Officer, and
                                   Treasurer

Daniel A. Poganski       37        Director and Secretary

Wayne R. Lehrhaupt       50        Director

     Lewis E. Topper has been the President, Treasurer, and a Director of the Company since January 1988. Mr. Topper became the Company's Chairman of the Board and Chief Executive Officer on October 30, 1989. Mr. Topper has been the President of IFS since December 1985. Mr. Topper is also Chairman of the Board, Chief Executive Officer, President, Chief Financial Officer, Chief Accounting Officer, Treasurer and a Director of Fast Food Systems, Inc. the parent of IFS since November 1990. Since 1989, Mr. Topper has also been an officer and a minority stockholder of numerous corporations which operate Wendy's restaurants. Mr. Topper is a graduate of Baruch College and a Certified Public Accountant.

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

Item 10.  EXECUTIVE COMPENSATION
--------  ----------------------

     During each of the fiscal years in the three-year period ended December 28, 1997, the Company did not pay any executive officers any compensation. The Company was charged $97,000, $105,000 and $96,500 by IFS pursuant to the Management Agreement during fiscal 1997, 1996 and 1995, respectively. The Management Agreement has been renewed through January 25, 1999 at an annual per restaurant fee of $12,000 subject to an annual minimum of $96,000. In fiscal 1997 and 1996, the Company paid fees of $49,000 and $60,000, respectively, to Mr. Poganski's service company, A&B Accounting Services.

     The Company maintains no employee benefit or stock option plans, but may in the future adopt pension, profit sharing, stock option, and other benefit plans.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT
--------  ---------------------------------------------------

     The following table sets forth as of April 6, 1997 information regarding the beneficial ownership of Common Stock
(i) by each person known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock; (ii) by each person who is a director or nominee for director; and (iii) by all directors and executive officers as a group.

Name of Beneficial       Amount and Nature
Owner and Address of     of Beneficial            Percent
Owner of More Than 5%    Ownership                of Class
---------------------    -----------------        --------

Integrated Food
 Systems, Inc.           3,000,000 shares (1)     33.7%
42-40 Bell Boulevard
Bayside, NY  11361

Lewis Topper             114,888 shares (1)       1.3%

Lois Schifrin            430,240 shares (2)       4.8%
300 East 56th Street
New York, NY  10022

Toni Wiener              430,240 shares (2)       4.8%
9 Harbor Court East
Roslyn, NY  11576

Bruce Schifrin           430,239 shares (2)       4.8%
16 Rodeo Circle
Syosset, NY  11791

Daniel A. Poganski       31,635 shares (1)        0.3%

Wayne R. Lehrhaupt             --                  --

All directors and executive
directors as a group
(three persons)          146,523 shares (1)       1.6%

(Footnotes to table appear on following page.)
----------------------------------------------
(Footnotes to table appearing on previous page.)

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

Item 12.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

     The Company is managed by IFS, which has a 33.65% equity interest in the Company. See Item 1. Business - Transactions with IFS, and Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 6 to the Consolidated Financial Statements.

     The removal of IFS's designees from the Company's Board of Directors without IFS's consent and without cause, or the failure of the stockholders to elect IFS's designees to such position, or the removal of Lewis Topper or any other designee of IFS without IFS's consent and without cause from the office of President constitutes a default under the provisions of the Management Agreement.

     Daniel A. Poganski, Secretary and Director of the Company provides management accounting and administrative services to the Company through his own service company, A & B Accounting Services. For the fiscal years ended December 28, 1997 and December 29, 1996, fees for such service aggregated $49,000 and $60,000, respectively.

     Wayne R. Lehrhaupt, a Director of the Company, provides various legal services to the Company. For the fiscal years ended December 28, 1997 and December 29, 1996, fees for such services aggregated $3,083 and $5,663, respectively.




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

10.53 Assignment of Lease for premises at 97-26 Roosevelt
      Avenue, Queens, New York. (15)

10.54 Amendment to Management Agreement dated as of January 26,
      1997.  (15)
10.55 Asset Purchase Agreement, dated January 15, 1997 for the sale by the Company of the lease for premises and assets located at 144-20 Hillside Avenue, Queens, N.Y. (15)

10.56 Amendment to Management Agreement dated as of January 26,
      1998. (16)

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

(12) Incorporated by reference to the Exhibits to the Company's
     Current Report on Form 8-K dated July 5, 1995.

(13) Incorporated by reference to the Exhibits to the Company's
     Current Report on Form 8-K dated November 20, 1995.

(14) Incorporated by reference to Exhibit 10.50 to the Company's
     Annual Report on Form 10-K for the fiscal year ended
     December 31, 1995.

(15) Incorporated by reference to Exhibits 10.51 through 10.55 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1996.

(16) Filed herewith.

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

Date: April 10, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                          Title

     /s/ Lewis Topper
     ----------------              Chairman of the
      Lewis E. Topper              Board, President,
     Date:     April 10, 1998      Chief Executive
                                   Officer, Treasurer,
                                   (Principal Financial
                                   Officer and Principal
                                   Accounting Officer),
                                   and Director


     /s/ Daniel A. Poganski        Director and Secretary
     ----------------------
      Daniel A. Poganski
     Date:     April 10, 1998


     /s/ Wayne R. Lehrhaupt        Director
     ----------------------
      Wayne R. Lehrhaupt
     Date:     April 10, 1998

     The foregoing constitute all of the Board of Directors.