Form 10QSB
period 1998-03-29
FAST FOOD OPERATORS INC
filed 1998-05-18
CIK 350487

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                                FORM 10-QSB

/X/         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:  March 29, 1998

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


           Class                            Outstanding at May 15, 1998
Common Stock, $.01 par value                     8,914,300 Shares


TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  YES / /  NO /X/


                  FAST FOOD OPERATORS, INC. AND SUBSIDIARIES

                        FORM 10-QSB FIRST QUARTER 1998

                                     INDEX





Part I                                                Page No.
------                                                -------

Financial Information:

Condensed Consolidated Balance Sheets-
  March 29, 1998 and December 28, 1997                   2


Condensed Consolidated Statements of Operations-
  for the Three Months Ended March 29, 1998
  and March 30, 1997                                     3


Condensed Consolidated Statements of Cash Flows-
  for the Three Months Ended March 29, 1998
  and March 30, 1997                                     4


Notes to Condensed Consolidated Financial
  Statements                                             5


Management's Discussion and Analysis of
  Financial Condition and Results of Operations         6-8


Part II
-------

Item 1.     Legal Proceedings                            9

Item 2.     Changes in Securities                        9

Item 3.     Defaults upon Senior Securities              9

Item 4.     Submission of Matters to a Vote
            of Security Holders                          9

Item 5.     Other Information                            9

Item 6.     Exhibits and Reports on Form 8-K             9


Signatures                                               9












                                       1
                           FAST FOOD OPERATORS, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED BALANCE SHEETS


                                         March 29,        December 28,
                                           1998               1997
                                        ----------        ------------
                                        (Unaudited)             *

      Assets
      ------

Current assets:
   Cash                                 $  268,173        $  276,956
   Inventory                                24,157            28,202
   Prepaid expenses and other
     current assets                         61,777            87,332
                                        ----------        ----------
         Total current assets              354,107           392,490

Property, plant and equipment, net         318,795           320,294

Other assets:
   Security deposits                         8,500             8,500
   Franchise fees, net                        -                  684
                                        ----------        ----------
          Total assets                  $  681,402        $  721,968
                                        ==========        ==========

      Liabilities and Shareholders' Equity
      ------------------------------------

Current liabilities:
   Current maturities of note
     payable, bank                      $     -           $   62,500
   Accounts payable, accrued expenses
     and other current liabilities         261,882           259,241
   Taxes, other than income taxes           53,441            49,159
   Due to Integrated Food
     Systems, Inc.                          11,284            13,222
                                        ----------        ----------
         Total current liabilities:        326,607           384,122

Note payable bank, less current
   maturities                                 -               26,042
Security deposits payable                    6,000            12,274
                                        ----------        ----------
         Total liabilities:                332,607           422,438
                                        ----------        ----------
Shareholders' equity -
   Common stock - $.01 par value;
     authorized 10,000,000 shares;
     issued and outstanding
     8,914,300 shares                       89,143            89,143
   Additional paid-in capital            2,142,862         2,142,862
   Retained earnings (deficit)          (1,883,210)       (1,932,475)
                                        ----------        ----------
                                           348,795           299,530
                                        ----------        ----------
         Total liabilities and
          shareholders' equity          $  681,402        $  721,968
                                        ==========        ==========

See accompanying notes to condensed consolidated financial statements. *Condensed from audited financial statements.

                           FAST FOOD OPERATORS, INC. AND SUBSIDIARIES

                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                           (UNAUDITED)




                                              Three Months Ended
                                           -------------------------
                                            March 29,      March 30,
                                              1998           1997
                                           ----------     ----------

Sales                                      $1,202,456     $1,322,026
Cost of sales                                 362,116        441,538
                                           ----------     ----------
Gross profit                                  840,340        880,488
                                           ----------     ----------
Store labor expenses                          317,003        385,392
Store operating and occupancy expenses        299,234        345,402
Advertising and royalty expenses               96,062        105,674
General and administrative expenses            91,549         66,852
Interest expense                                  211           -
Rental income                               (   2,700)     (   2,700)
Income and expense reimbursement arising
  from management sub-contract              (  10,284)     (  15,977)
                                           ----------     ----------
                                              791,075        884,643
                                           ----------     ----------



Net income (loss)                          $   49,265     $(   4,155)
                                           ==========     ==========

Weighted average number of shares
  outstanding                               8,914,300      8,914,300
                                           ==========     ==========

Net income (loss) per share                $      .01     $    (  - )
                                           ==========     ==========




















See accompanying notes to condensed consolidated financial statements.

                           FAST FOOD OPERATORS, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           (Unaudited)


                                              Three Months Ended
                                           -------------------------
                                           March 29,       March 30,
                                              1998            1997
                                           ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                        $  49,265       $(  4,155)
                                           ---------       ---------
   Adjustments to reconcile to net
   cash provided (required) by
   operating activities
     Depreciation and amortization            16,763          26,302

     Change in assets and liabilities:
       Inventory                               4,045           1,228
       Prepaid expenses and other
         current assets                       25,555        (  5,315)
       Due from/to Integrated Food
         Systems, Inc.                      (  1,938)       (  3,258)
       Accounts payable, accrued
         expenses and other current
         liabilities                           2,641        ( 75,821)
       Taxes, other than income
         taxes                                 4,282           7,065
                                           ---------       ---------
       Total adjustments                      51,348        ( 49,799)
                                           ---------       ---------
       Net cash provided (required)
         by operating activities             100,613        ( 53,954)
                                           ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                  ( 14,580)       ( 43,858)
  Other                                     (  6,274)       (  7,758)
                                           ---------       ---------
       Net cash used by investing
         activities                         ( 20,854)       ( 51,616)
                                           ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Note principal payments                   ( 88,542)          -
                                           ---------       ---------
       Net decrease in cash                 (  8,783)       (105,570)

CASH, beginning of period                    276,956         230,604
                                           ---------       ---------
CASH, end of period                        $ 268,173      $  125,034
                                           =========      ==========
SUPPLEMENTAL DISCLOSURES:

  Interest expense paid                    $     211      $     -
                                           =========      ==========




See accompanying notes to condensed consolidated financial statements.

                  FAST FOOD OPERATORS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at March 29, 1998, and the results of operations and cash flows for the three-month periods ended March 29, 1998 and March 30, 1997.

2. The condensed consolidated results of operations for the three-month period ended March 29, 1998, are not necessarily indicative of the results to be expected for the full year.

3. The Company's Empire Boulevard Restaurant in Brooklyn is managed by an unrelated party pursuant to a management agreement. The agreement provides for the manager to receive the restaurant's net cash flow and for the Company to receive a monthly fee equal to the greater of $200 per month or five percent of such cash flow. If monthly cash flow is negative, the manager must pay the Company the amount of negative cash flow in addition to the monthly minimum fee. Negative cash flow for the three-month periods ended March 29, 1998 and March 30, 1997 was $9,684 and $15,377, respectively. The net fee for such periods was accordingly $10,284 in 1998 and $15,977 in 1997.

      The manager has offered to purchase this restaurant from the Company for $70,000 plus the usual closing adjustments for the store's cash bank, inventory and prepaid/accrued items. Management anticipates accepting such offer subject to the execution of a definitive asset purchase agreement.

4. On April 16, 1998, the Company received a verbal offer to purchase four of its restaurants (excluding only the managed Empire Boulevard restaurant) for $900,000. The offer was made by Gary Monie, formerly the Company's Vice President of Operations. Since resigning this position in the Fall of 1995, Mr. Monie has continued to provide restaurant operation supervisory services for the Company, as a consultant. The offer contemplates that if ultimately consummated, the purchase will be made by a limited liability company in which Mr. Monie will be a managing member.

      Management is negotiating a definitive contract for the sale of these four restaurants, which in the aggregate constitute substantially all of the Company's assets. In addition to the execution of a definitive agreement, consummation of such sale requires the formal approval of the board of directors as well as the shareholders of the Company. Such approval by the shareholders will require the Company to prepare and file a proxy statement with the Securities and Exchange Commission.

5. Due to available net operating tax loss carryforwards, a provision for income taxes was not required for the three months ended March 29, 1998.

6. Earnings (loss) per share is based upon the earnings or loss for the period divided by the weighted average number of common shares outstanding during the period. The Company has no potentially dilutive securities outstanding. Accordingly, the Company's per share data was not affected by adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," issued in February 1997 and effective for annual and interim periods ending after December 15, 1997.

7. For the three-month periods ended March 29, 1998 and March 30, 1997, the Company had no components of comprehensive income (loss) other than net income (loss). Accordingly, comprehensive income (loss) for such periods equaled net income of $49,265 in 1998 and net loss of $4,155 in 1997.

Item 2
------

      Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
---------------------

Net sales in the first quarter of 1998 decreased by $119,570 to $1,202,456 from $1,322,026 in the first quarter of 1997, a decrease of 9.0%. All of such decrease is due to the sale on April 15, 1997 of the Company's Hillside Avenue, Queens restaurant. For the five restaurants operated throughout both quarterly periods, sales increased by 2.1% in the aggregate, although individually three restaurants had sales gains while the other two reported sales decreases. All of the restaurants benefitted from a price increase of approximately 7%, implemented in January. Such price increase was the first by the Company in over three years. The Company's Manhattan location posted a 4.9% gain. When considered in conjunction with the price increase, this result reflects a minor reduction in customer counts of approximately 2%. The other restaurants with sales increases were the managed Empire Boulevard location and the Pennsylvania Avenue, Brooklyn store which had gains of 10.7% and 5.9%, respectively. Such gain at the managed location reflects increased customer counts in addition to the price increase, attributable to improved operations during the winter quarter which is traditionally the poorest in terms of sales performance for the Company. Operating cash flow at this managed location, though still a deficit for the quarter, improved by 37%. (See Note 3 to the Condensed Consolidated Financial Statements). The sales gain of 5.9% at the Pennsylvania Avenue restaurant, when viewed in conjunction with the 7% sales increase, indicates this store maintained approximately 99% of its customer counts. The sub-leased Brooklyn location, the Company's smallest in terms of sales, had a sales decrease of 18.5%, despite the price increase. The decrease in customer counts at this store was due to two related factors: the first being the effect of this restaurant's declining physical condition and the second being the temporary disruption occasioned by its remodelling, undertaken in response thereto and completed at the end of the March 1998 quarter. Management expects significant improvement in this location's future sales. In the aggregate the three Brooklyn restaurants posted a net sales increase of 2.4%. The remaining Queens location had a sales decline of 3.4%. A needed remodelling for this store is scheduled for the second quarter of fiscal 1998.

Cost of sales declined by $79,422 or 18.0% to $362,116 in 1998 from $441,538 in 1997, consistent with the overall sales decline and the reduction in operating restaurants from six to five. However as such decline was twice the decrease in total sales, the effect of the 7% sales price increase in menu items is evident. As a percentage of sales, cost of sales decreased by 3.3% to 30.1% from 33.4% one year ago.

Store labor expenses decreased by $68,389 or 17.7% to $317,003 from $385,392 one year ago, again a decrease which almost doubled the sales decrease. As a percentage of sales, labor decreased by 2.8% to 26.4% in 1998 from 29.2% in 1997. Three-eighths of such percentage improvement was again effected by a shift in labor mix from managers and assistant managers to crew, some of which was due to the illness of one manager and the relocation out of the area of another. The trend in this line item may reverse somewhat in the future with the return to work of the former and the replacement of the latter. The improvement in labor costs was also due to reductions in group health and workers' compensation expenses attributable to recent marked decreases in claims.

Item 2
------

      Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations - (continued)
---------------------

Store operating and occupancy expenses decreased by $46,168, or 13.4%, to $299,234 in 1998 from $345,402 in 1997, outpacing the percentage decline in sales by approximately fifty percent. As a percentage of sales, these expenses declined by 1.2% to 24.9% this year from 26.1% one year ago. Approximately one-half of this improvement occurred in utilities due to an extremely mild winter. Reduced depreciation charges accounted for the rest of the cost savings in this category, entirely due to the write-down at the end of fiscal 1997 of the physical assets of the managed Brooklyn location in recognition of the impairment loss attributable thereto. After such write-down, no further depreciation charges are recorded, in accordance with generally accepted accounting principles.

Advertising and royalty expenses decreased by $9,612 to $96,062 in 1998 from $105,674 in 1997. As a percentage of sales, these expenses were constant at 8.0%, the contractual minimum required by the franchise agreements.

General and administrative expenses increased by $24,697 or 36.9% to $91,549 in 1998 from $66,852 in 1997. As a percentage of sales, these expenses increased by 2.5% to 7.6% this year from 5.1% one year ago. Virtually all of such increase occurred in professional fees reflecting increased audit and legal fees. Management fees to Integrated Food Systems, Inc. decreased by $1,000 due to a reduction in the minimum fee effective in February 1997. Since such date the minimum fee is $24,000 per quarter.

Interest expense of $211 was incurred on the Company's bank debt in 1998, which was extinguished in January at par. No interest expense was incurred in 1997.

Sub-lease income was constant at $2,700 in each year. The Company has one continuing sub-lease at the managed Brooklyn location. If that location is sold, the sub-lease arrangement would be sold with it.

The managed location referred to above had negative cash flow in both the 1998 and 1997 quarters resulting in income and expense reimbursement aggregating $10,284 and $15,977, respectively. (See Note 3 to the Condensed Consolidated Financial Statements).

Due to available net operating tax loss carryforwards, a provision for income taxes was not required for the three months ended March 29, 1998.

Comprehensive income (loss) equaled net income (loss) in each quarterly period.

Liquidity and Capital Resources
-------------------------------

During the first quarter of 1997, the Company's working capital increased by $19,132 to $27,500. The improvement arose from operations, which provided $66,028, less capital expenditures of $14,580, retirement of long-term debt of $26,042 and reduction in security deposits payable of $6,274.

The Company's intercompany balance with IFS decreased by $1,938 from $13,222 to $11,284. Significant fluctuations in this balance are not expected in the future.

The Company's cash balance decreased by $8,783 to $268,173. Operating activities provided $100,613, inclusive of changes in current assets and liabilities which provided $34,585.

Investing activities required $20,854 of which $14,580 was used for fixed asset purchases. Financing activities required $88,542, all of which was for the retirement, at par, of the Company's bank debt.

It is not currently anticipated that any additional proceeds will be realized from the sale, consummated in April 1997, of the Company's Hillside Avenue, Queens restaurant. Additional proceeds of between $50,000 and $100,000 are payable if the purchaser obtains an extension of the restaurant's lease, which expires on July 31, 1998. However, negotiations to extend the lease have been unsuccessful to date and any lease extension is presently deemed unlikely.

The Company has received two separate offers to purchase in the aggregate all five of its restaurants. Such offers, one for the managed location and the other for the other four, are in the amounts of $70,000 and $900,000, respectively, plus the usual closing adjustments for the cash banks, inventory and prepaid/accrued items. (See Notes 3 and 4 to the Condensed Consolidated Financial Statements). Management is favorably disposed to both offers and is negotiating purchase and sale contracts with each of the offerors.

If consummated, these sales will leave the Company with no restaurant operations; accordingly the Company would then, in all likelihood, retire all of its liabilities and distribute its remaining cash to shareholders in a return of capital and liquidating dividend. The sale of the four restaurants requires shareholder approval in addition to board of directors approval. While the board is expected to approve the sale, shareholder approval requires a definitive proxy. The Company is presently preparing a preliminary proxy statement for filing with the Securities and Exchange Commission.



                                       8
PART II.    OTHER INFORMATION
--------    -----------------


Item 1-5.   Not Applicable.



Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------

            No reports on Form 8-K were filed during the quarter ended March 29, 1998; however on April 29, 1998, the Company filed a Form 8-K dated April 16, 1998 reporting the verbal offer it received to purchase substantially all of its assets.













                                     FAST FOOD OPERATORS, INC.




Date: May 15, 1998                    By /s/ Lewis E. Topper

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



                                       9