Form 10QSB
period 1998-06-28
FAST FOOD OPERATORS INC
filed 1998-08-17
CIK 350487

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-QSB

/X/         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 28, 1998

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

           Class                          Outstanding at August 14, 1998
Common Stock, $.01 par value                    8,914,300 Shares


TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  YES / /  NO /X/
               FAST FOOD OPERATORS, INC. AND SUBSIDIARIES

                      FORM 10-Q SECOND QUARTER 1998

                                  INDEX
                                  -----




PART I                                         PAGE NO.
------                                         -------

Financial Information:

Condensed Consolidated Balance Sheets-
June 28, 1998 and December 28, 1997               2

Condensed Consolidated Statements of
Operations-for the Three and Six Month
Periods Ended June 28, 1998 and June 29, 1997     3-4

Condensed Consolidated Statements of
Cash Flows-for the Six Month Periods
Ended June 28, 1998 and June 29, 1997             5-6

Notes to Condensed Consolidated Financial
Statements                                        7

Management's Discussion and Analysis of
Financial Condition and Results of Operations     8-10


PART II
-------

Item 1.  Legal Proceedings                        10

Item 2.  Changes in Securities                    10

Item 3.  Defaults upon Senior Securities          10

Item 4.  Submission of Matters to a Vote
         of Security Holders                      10

Item 5.  Other Information                        10

Item 6.  Exhibits and Reports on Form 8-K         10

Signatures



                    FAST FOOD OPERATORS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                         June 28,         December 28,
                                           1998               1997
                                        ----------        ------------
                                        (Unaudited)             *
     Assets
     ------
Current assets:
   Cash                                 $  368,198        $  276,956
   Inventory                                26,872            28,202
   Prepaid expenses and other
     current assets                         47,573            87,332
                                        ----------        ----------
         Total current assets              442,643           392,490

Property, plant and equipment, net         310,657           320,294

Other assets:
   Franchise fees, net                          67               684
   Deferred costs                             -                 -
   Security deposits                         8,500             8,500
                                        ----------        ----------
          Total assets                  $  761,867        $  721,968
                                        ==========        ==========

     Liabilities and Shareholders' Equity
     ------------------------------------

Current liabilities:
   Current maturities of note
     payable, bank                      $     -           $   62,500
   Due to Integrated Food
     Systems, Inc.                          12,275            13,222
   Accounts payable, accrued expenses
     and other current liabilities         241,512           259,241
   Taxes payable                            56,674            49,159
                                        ----------        ----------
         Total current liabilities:        310,461           384,122

Note payable bank, less current
  maturities                                  -               26,042
Security deposits payable                    6,000            12,274
                                        ----------        ----------
         Total liabilities:                316,461           422,438
                                        ----------        ----------
Shareholders' equity -
   Common stock - $.01 par value;
     authorized 10,000,000 shares;
     issued and outstanding
     8,914,300 shares                       89,143            89,143
   Additional paid-in capital            2,142,862         2,142,862
   Retained earnings (deficit)          (1,786,599)       (1,932,475)
                                        ----------        ----------
                                           445,406           299,530
                                        ----------        ----------
         Total liabilities and
          shareholders' equity          $  761,867        $  721,968
                                        ==========        ==========

See accompanying notes to condensed consolidated financial statements. *Condensed from audited financial statements.

               FAST FOOD OPERATORS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)


                                                 Three Months Ended
                                             June 28,         June 29,
                                               1998             1997
                                            ----------       ----------

Sales                                       $1,382,718       $1,328,711
Cost of sales                                  414,490          427,922
                                            ----------       ----------
Gross profit                                   968,228          900,789
                                             ----------       ----------

Store labor expenses                           359,112          353,060
Store operating and occupancy expenses         305,320          299,101
Advertising and royalty expenses               110,608          106,402
General and administrative expenses             98,053           89,137
Interest expense                                  -               2,832
Rental income                                  ( 2,700)         ( 2,700)
Gain of sale of restaurant                        -             (13,908)
Income and expense reimbursement
  arising from management sub-contract         ( 2,776)            -
                                            ----------       ----------
                                               867,617          833,924
                                            ----------       ----------

Income before income taxes                     100,611           66,865
Provision for income taxes                       4,000            3,000
                                            ----------       ----------
Net income                                  $   96,611       $   63,865
                                            ==========       ==========
Weighted average number of shares
 outstanding                                 8,914,300        8,914,300
                                            ==========       ==========

Net income per share                        $      .01       $      .01
                                            ==========       ==========


See accompanying notes to condensed consolidated financial statements.

               FAST FOOD OPERATORS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (UNAUDITED)


                                                  Six Months Ended
                                             June 28,         June 29,
                                               1998             1997
                                            ----------       ----------


Sales                                       $2,585,174       $2,650,737
Cost of sales                                  776,606          869,460
                                            ----------       ----------
Gross profit                                 1,808,568        1,781,277
                                             ----------       ----------

Store labor expenses                           676,115          738,452
Store operating and occupancy expenses         604,554          644,503
Advertising and royalty expenses               206,670          212,076
General and administrative expenses            188,602          155,989
Interest expense                                   211            2,832
Rental income                                 (  5,400)        (  5,400)
Gain of sale of restaurant                        -            ( 13,908)
Income and expense reimbursement
  arising from management sub-contract        ( 13,060)        ( 15,977)
                                            ----------       ----------
                                             1,657,692        1,718,567
                                            ----------       ----------
Income before income taxes                     150,876           62,710
Provision for income taxes                       5,000            3,000
                                            ----------       ----------
Net income                                  $  145,876       $   59,710
                                            ==========       ==========
Weighted average number of shares
 outstanding                                 8,914,300        8,914,300
                                            ==========       ==========

Net income per share                        $      .02       $      .01
                                            ==========       ==========


See accompanying notes to condensed consolidated financial statements.


                    FAST FOOD OPERATORS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                               Six Months Ended
                                            June 28,       June 29,
                                              1998           1997
                                           ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                               $ 145,876       $  59,710
                                           ---------       ---------
   Adjustments to reconcile to net
   cash provided (used) by operating
   activities
     Depreciation and amortization            33,033          49,647
     Gain on sale of restaurant                 -           ( 13,908)

     Change in assets and liabilities:
       Inventory                               1,330           3,836
       Prepaid expenses and other
         current assets                       39,759          17,361
       Due from/to Integrated Food
         Systems, Inc.                      (    947)          5,530
       Accounts payable, accrued
         expenses and other current
         liabilities                        ( 17,729)       (116,582)
       Taxes payable                           7,515        (    126)
       Litigation settlement payable            -           (143,500)
       Security deposits                        -           (  7,758)
                                           ---------       ---------
       Total adjustments                      62,961        (205,500)
                                           ---------       ---------
       Net cash provided (used) by
         operating activities                208,837        (145,790)
                                           ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                  ( 22,779)       ( 70,497)
  Proceeds from sale of restaurant              -             41,331
  Other                                     (  6,274)       (    950)
                                           ---------       ---------
       Net cash used by investing
         activities                         ( 29,053)       ( 30,116)
                                           ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Bank loan proceeds                            -            125,000
  Bank loan repayments                      ( 88,542)       ( 10,417)
                                           ---------       ---------
       Net cash provided (used) by
        financing activities                ( 88,542)        114,583
                                           ---------       ---------
       Net increase (decrease) in cash        91,242        ( 61,323)

CASH, beginning of period                    276,956         230,604
                                           ---------       ---------
CASH, end of period                        $ 368,198       $ 169,281
                                           =========       =========

See accompanying notes to condensed consolidated financial statements.

                    FAST FOOD OPERATORS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                               Six Months Ended
                                            June 28,       June 29,
                                              1998           1997
                                           ----------      ----------


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:

  Cash paid during the period for:
  Interest                                 $     211      $   2,120
                                           =========      =========
  Income taxes                             $    -         $    -
                                           =========      =========
  Non-cash investing and financing
  activities:

  Net book value of property and
    equipment sold                         $    -         $  16,092
                                           =========      =========
  Other restaurant assets sold:

    Inventory                              $    -         $   3,731
                                           =========      =========
    Prepayments                            $    -         $   6,650
                                           =========      =========


See accompanying notes to condensed consolidated financial statements.

            FAST FOOD OPERATORS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at June 28, 1998, and the results of operations and cash flows for the three and six month periods ended June 28, 1998 and June 29, 1997.

2. The condensed consolidated results of operations for the three and six month periods ended June 28, 1998, are not necessarily indicative of the results to be expected for the full year.

3. On April 16, 1998, the Company received a verbal offer to purchase four of its restaurants (excluding only the managed Empire Boulevard restaurant) for $900,000. The offer was made by Gary Monie, formerly the Company's Vice President of Operations. Since resigning this position in the Fall of 1995, Mr. Monie has continued to provide restaurant operation supervisory services for the Company, as a consultant. The purchase offer was made by Mr. Monie on behalf of a limited liability company to be formed.

     The parties have signed a definitive contract for the sale of these four restaurants, which in the aggregate constitute substantially all of the Company's assets. Such sale requires the approval of the Company's franchisor as well as the shareholders of the Company. In connection therewith, the Company has filed a preliminary proxy statement with the Securities and Exchange Commission.

4. The Company's Empire Boulevard Restaurant in Brooklyn is managed by an unrelated party pursuant to a management agreement. The agreement provides for the manager to receive the restaurant's net cash flow and for the Company to receive a monthly fee equal to the greater of $200 per month or five percent of such cash flow. If monthly cash flow is negative, the manager must pay the Company the amount of negative cash flow in addition to the monthly minimum fee. Negative cash flow for the six month periods ended June 28, 1998 and June 29, 1997 was $11,860 and $14,777, respectively. The net fee for such periods was accordingly $13,060 in 1998 and $15,977 in 1997.

     On July 8, 1998, the Company entered into an asset purchase agreement for the sale of this restaurant to the Restaurant's Manager. Pursuant thereto, the Company has agreed to sell the Restaurant for $70,000 in cash, plus the usual closing adjustments for the cash bank, inventory and prepaid/accrued items. The sale, which will result in neither significant gain nor loss to the Company, is awaiting approval by the Company's franchisor, expected by the latter part of August.

5. Due to available net operating tax loss carryforwards, only a minor provision for income taxes has been provided for the three and six months periods ended June 28, 1998 and June 29, 1997.

6. Earnings per share is based upon the earnings or loss for the period divided by the weighted average number of common shares outstanding during the period. The Company has no potentially dilutive securities outstanding. Accordingly, the Company's per share data has not been affected by adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," issued in February 1997 and effective for annual and interim periods ending after December 15, 1997.

7. For the three and six month periods ended June 28, 1998 and June 29, 1997, the Company had no components of comprehensive income other than net income. Accordingly, comprehensive income equaled net income for such periods.

Item 2
------
     Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
---------------------
Net sales for the quarter ended June 28, 1998 increased by $54,007, or 4.1%, to $1,382,718 from $1,328,711 for the quarter ended June 29, 1997. Excluding the results of the Hillside Avenue, Queens store sold on April 15, 1997, the increase for the five continuing locations was 6.1%. All stores except the sub-leased Brooklyn location reported increased sales, ranging from 6.5% for the Manhattan restaurant, the Company's largest, to 8.3% for the managed Brooklyn location, which the Company now has agreed to sell subject to franchisor approval. (See Note 4 to the Condensed Consolidated Financial Statements and Liquidity). Despite a decrease in sales of 7.2% for the sub-leased location, the three Brooklyn stores had an aggregate sales increase of 5.5%. The decrease at the sub-leased store reflects the lingering effects of a deteriorated physical plant, the remodel for which was completed in March 1998. Improved sales are now expected at this store. The one remaining Queens location reported a sales increase of 7.1%. All of the increases resulted principally from a 7.0% increase in menu-item sales prices, effected in the first quarter of 1998. Viewed in this context, the Queens location maintained its customer counts while the two larger Brooklyn stores each had increases in customer counts of approximately 1%. The Manhattan location lost just one-half of one percent of customer counts, a satisfactory result given the intense competition in the Times Square area.

Net sales for the six months ended June 28, 1998 decreased by $65,563 to $2,585,174 from $2,650,737 for the six months ended June 29, 1997, a decrease of 2.5%. All of such decrease is due to the sale on April 15, 1997 of the Company's Hillside Avenue, Queens restaurant. For the five restaurants operated throughout both six-month periods, sales increased by 4.2% in the aggregate, with all stores except the sub-leased location recording gains. The sales gains are principally attributable to the 7% menu-price increase.

Cost of sales declined by $13,432 to $414,490 for the quarter and by $92,854 to $776,606 for the six months, decreases of 3.1% and 10.7%, respectively, consistent with the overall sales results. As a percentage of sales, cost of sales decreased by 2.2% to 30.0% for the quarter and by 2.8% to 30.0% for the year-to-date period reflecting the 7% sales price increase in menu items.

Store labor expenses increased by $6,052, or 1.7%, to $359,112 for the quarter while decreasing by $62,337, or 8.4%, to $676,115 for the six months, consistent with the overall sales increase and decrease for the quarter and year-to-date periods, respectively. As a percentage of sales, labor expenses decreased by 0.6% to 26.0% for the quarter and by 1.7% to 26.2% for the six months, reflecting principally the 7.0% increase in menu prices as well as reductions in group health and workers' compensation expenses attributable to recent marked decreases in claims.


Store operating and occupancy expenses decreased by $6,219, or 2.1%, to $305,320 for the quarter while decreasing by $39,949, or 6.2% to $604,554 for the six months, again in keeping with the change in net sales for such periods. As a percentage of sales, these expenses declined by 0.4% to 22.1% for the quarter and by 0.9% to 23.4% for the six months, reflecting the menu price increase generally as well as specific cost savings in utilities, due to an extremely mild winter and in depreciation charges, attributable to the write-down at the end of fiscal 1997 of the physical assets of the managed Brooklyn location in recognition of its impairment loss. After such write-down, no further depreciation charges are recorded, in accordance with generally accepted accounting principles. The sales price for this restaurant approximates its carrying value after such write-down. (See Note 4 to the Condensed Consolidated Financial Statements and Liquidity).

Advertising and royalty expenses were constant at 8.0% of sales for all periods, reflecting the Company's contractual obligations as franchisee under the franchise agreements.

General and administrative expenses, including management fees, increased by $8,916, or 10.0%, to $98,053 for the quarter and by $32,613, or 20.9%, to
$188,602 for the six months. Management fees to IFS were constant at $8,000 for the quarter but decreased by $1,000 to $48,000 for the six months in accordance with the contractual agreement therefor.

As a percentage of sales, general and administrative expenses increased by 0.4% to 7.1% for the quarter and 1.4% to 7.3% for the six months. Virtually all of the increase as a percentage of sales for the six month period is attributable to increased legal and professional fees incurred to prepare agreements for the sale of substantially all of the Company's assets and a related preliminary proxy statement.

The Company had no interest expense for the quarter ended June 28, 1998 having prepaid its bank loan in January of 1998. Interest incurred on such loan, which was borrowed to fund the Marriott litigation settlement was $2,832 for the 1997 periods and $211 for the first quarter of the current year.

Rental income was unchanged at $2,700 for the quarter and $5,400 for the six months in both years. The Company presently has one sub-lease, yielding $900 per month.

For the quarter ended June 28, 1998, the Company realized $2,776 of income and related expense reimbursement arising from the Empire Boulevard management sub-contract. For the year-to-date periods such income and expense reimbursement amounts totalled $13,060 and $15,977 for 1998 and 1997, respectively.

Pre-tax income increased $33,746 to $100,611 for the quarter and by $88,166 to
$150,876 for the six months.   Due to available net operating loss
carryforwards, only minor provisions, $5,000 in 1998 and $3,000 in 1997, were required for the six month periods.

Comprehensive income equalled net income for each quarterly and year-to-date period presented.



Liquidity and Capital Resources
-------------------------------

During the first six months of 1998, the Company's working capital increased by $123,814 to $132,182. The improvement arose from operations, which provided $178,909, less capital expenditures of $22,779, retirement of long-term debt of $26,042 and reduction in security deposits payable of $6,274.

The Company's intercompany balance with IFS decreased by $947 from $13,222 to $12,275. Significant fluctuations in this balance are not expected in the future.

The Company's cash balance increased by $91,242 from $276,956 to $368,198. Operating activities provided $208,837, inclusive of changes in current assets and liabilities which provided $29,928.

Investing activities required $29,053 of which $22,779 was used for fixed asset purchases. Financing activities required $88,542, all of which was for the retirement, at par, of the Company's bank debt.

The Company has agreed to two separate offers to purchase in the aggregate all five of its restaurants. Such offers, one for the managed location and the other for the other four, are in the amounts of $70,000 and $900,000, respectively, plus the usual closing adjustments for the cash banks, inventory and prepaid/accrued items. (See Notes 3 and 4 to the Condensed Consolidated Financial Statements). Management has negotiated purchase and sale contracts with each of the offerors. Both sales require franchisor approval, which is expected, and the latter requires shareholder approval as well. If consummated, these sales will leave the Company with no restaurant operations. The Company would then retire all of its liabilities and distribute its remaining cash to shareholders in a return of capital and liquidating dividend. The Company has prepared a preliminary proxy statement, which has been filed with the Securities and Exchange Commission and anticipates that the definitive proxy statement will be mailed to stockholders during the latter part of the third quarter.

PART II.    OTHER INFORMATION
-------     -----------------

Item 1-5.   Not Applicable.

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K
            --------------------------------

On April 29, 1998, the Company filed a Current Report on Form 8-K dated April 16, 1998 reporting the offer received that day to purchase substantially all of the Company's assets.




                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     FAST FOOD OPERATORS, INC.

Date: August 17, 1998                 By \s\ Lewis E. Topper
                                         -------------------
                                         Lewis E. Topper
                                         Chairman of the Board,
                                         President, Chief
                                         Executive Officer,
                                         Treasurer and Director,
                                         Principal Financial and
                                         Accounting Officer