Form 10QSB
period 1998-09-27
FAST FOOD OPERATORS INC
filed 1998-11-17
CIK 350487

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-QSB

/X/         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 27, 1998

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

           Class                     Outstanding at November 16, 1998
Common Stock, $.01 par value                    8,914,300 Shares

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

YES //  NO /X/

               FAST FOOD OPERATORS, INC. AND SUBSIDIARIES

                      FORM 10-Q THIRD QUARTER 1998

                                  INDEX
                                  -----




PART I                                         PAGE NO.
------                                         -------

Financial Information:

Condensed Consolidated Balance Sheets-
September 27, 1998 and December 28, 1997          2

Condensed Consolidated Statements of
Operations-for the Three and Nine Month
Periods Ended September 27, 1998 and
September 28, 1997                                3-4

Condensed Consolidated Statements of
Cash Flows-for the Nine Month Periods
Ended September 27, 1998 and
September 28, 1997                                5-6

Notes to Condensed Consolidated Financial
Statements                                        7-8

Management's Discussion and Analysis of
Financial Condition and Results of Operations     9-11


PART II
-------

Item 1.  Legal Proceedings                        12

Item 2.  Changes in Securities                    12

Item 3.  Defaults upon Senior Securities          12

Item 4.  Submission of Matters to a Vote
         of Security Holders                      12

Item 5.  Other Information                        12

Item 6.  Exhibits and Reports on Form 8-K         12

Signatures                                        13



                    FAST FOOD OPERATORS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                       September 27,      December 28,
                                           1998               1997
                                       ------------       ------------
                                        (Unaudited)             *
     Assets
     ------
Current assets:
   Cash                                 $  414,749        $  276,956
   Inventory                                23,870            28,202
   Prepaid expenses and other
     current assets                         26,597            87,332
                                        ----------        ----------
         Total current assets              465,216           392,490

Property, plant and equipment, net         337,372           320,294

Other assets:
   Franchise fees, net                        -                  684
   Deferred costs                             -                 -
   Security deposits                         8,500             8,500
                                        ----------        ----------
          Total assets                  $  811,088        $  721,968
                                        ==========        ==========
     Liabilities and Shareholders' Equity
      ------------------------------------
Current liabilities:
   Current maturities of note
     payable, bank                      $     -           $   62,500
   Due to Integrated Food
     Systems, Inc.                          16,882            13,222
   Accounts payable, accrued expenses
     and other current liabilities         217,910           259,241
   Taxes payable                            60,913            49,159
                                        ----------        ----------
         Total current liabilities:        295,705           384,122

Note payable bank, less current
  maturities                                  -               26,042
Security deposits payable                    6,000            12,274
                                        ----------        ----------
         Total liabilities:                301,705           422,438
                                        ----------        ----------
Shareholders' equity -
   Common stock - $.01 par value;
     authorized 10,000,000 shares;
     issued and outstanding
     8,914,300 shares                       89,143            89,143
   Additional paid-in capital            2,142,862         2,142,862
   Retained earnings (deficit)          (1,722,622)       (1,932,475)
                                        ----------        ----------
                                           509,383           299,530
                                        ----------        ----------
         Total liabilities and
          shareholders' equity          $  811,088        $  721,968
                                        ==========        ==========

See accompanying notes to condensed consolidated financial statements. *Condensed from audited financial statements.

               FAST FOOD OPERATORS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)


                                                 Three Months Ended
                                            September 27,    September 28,
                                                1998             1997
                                            ------------     ------------


Sales                                       $1,451,701       $1,349,196
Cost of sales                                  464,044          432,934
                                            ----------       ----------
Gross profit                                   987,657          916,262
                                            ----------       ----------

Store labor expenses                           368,220          349,801
Store operating and occupancy expenses         329,735          303,728
Advertising and royalty expenses               116,711          107,326
General and administrative expenses            110,675           70,690
Interest expense                                  -               2,693
Rental income                                  ( 2,700)         ( 2,700)
Income and expense reimbursement
  arising from management sub-contract         ( 1,961)            -
                                            ----------       ----------
                                               920,680          831,538
                                            ----------       ----------

Income before income taxes                      66,977           84,724
Provision for income taxes                       3,000            2,000
                                            ----------       ----------
Net income                                  $   63,977       $   82,724
                                            ==========       ==========
Weighted average number of shares
 outstanding                                 8,914,300        8,914,300
                                            ==========       ==========

Net income per share                        $      .01       $      .01
                                            ==========       ==========


See accompanying notes to condensed consolidated financial statements.


               FAST FOOD OPERATORS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (UNAUDITED)


                                                  Nine Months Ended
                                            September 27,    September 28,
                                                1998             1997
                                            ------------     ------------


Sales                                       $4,036,875       $3,999,933
Cost of sales                                1,240,650        1,302,394
                                            ----------       ----------
Gross profit                                 2,796,225        2,697,539
                                            ----------       ----------

Store labor expenses                         1,044,335        1,088,253
Store operating and occupancy expenses         934,289          948,231
Advertising and royalty expenses               323,381          319,402
General and administrative expenses            299,277          226,679
Interest expense                                   211            5,525
Rental income                                 (  8,100)        (  8,100)
Gain of sale of restaurant                        -            ( 13,908)
Income and expense reimbursement
  arising from management sub-contract        ( 15,021)        ( 15,977)
                                            ----------       ----------
                                             2,578,372        2,550,105
                                            ----------       ----------
Income before income taxes                     217,853          147,434
Provision for income taxes                       8,000            5,000
                                            ----------       ----------
Net income                                  $  209,853       $  142,434
                                            ==========       ==========
Weighted average number of shares
 outstanding                                 8,914,300        8,914,300
                                            ==========       ==========

Net income per share                        $      .02       $      .02
                                            ==========       ==========


See accompanying notes to condensed consolidated financial statements.


                    FAST FOOD OPERATORS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                                                Nine Months Ended
                                           September 27,   September 28,
                                               1998            1997
                                           ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                               $ 209,853       $ 142,434
                                           ---------       ---------
   Adjustments to reconcile to net
   cash provided (used) by operating
   activities
     Depreciation and amortization            49,236          72,992
     Gain on sale of restaurant                 -           ( 13,908)

     Change in assets and liabilities:
       Inventory                               4,332           4,729
       Prepaid expenses and other
         current assets                       60,735          21,905
       Due from/to Integrated Food
         Systems, Inc.                         3,660        (  5,157)
       Accounts payable, accrued
         expenses and other current
         liabilities                        ( 41,331)       (136,700)
       Taxes payable                          11,754           2,859
       Litigation settlement payable            -           (143,500)
       Security deposits                        -           (  4,440)
                                           ---------       ---------
       Total adjustments                      88,386        (201,220)
                                           ---------       ---------
       Net cash provided (used) by
         operating activities                298,239        ( 58,786)
                                           ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                  ( 65,630)       ( 78,497)
  Proceeds from sale of restaurant              -             41,331
  Other                                     (  6,274)       (    950)
                                           ---------       ---------
       Net cash used by investing
         activities                         ( 71,904)       ( 38,116)
                                           ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Bank loan proceeds                            -            125,000
  Bank loan repayments                      ( 88,542)       ( 26,042)
                                           ---------       ---------
       Net cash provided (used) by
         financing activities               ( 88,542)         98,958
                                           ---------       ---------
       Net increase in cash                  137,793           2,056

CASH, beginning of period                    276,956         230,604
                                           ---------       ---------
CASH, end of period                        $ 414,749       $ 232,660
                                           =========       =========

See accompanying notes to condensed consolidated financial statements.

                    FAST FOOD OPERATORS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                Nine Months Ended
                                           September 27,   September 28,
                                               1998            1997
                                           ------------    ------------


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:

  Cash paid during the period for:
  Interest                                 $     211      $   5,525
                                           =========      =========
  Income taxes                             $    -         $    -
                                           =========      =========
  Non-cash investing and financing
  activities:

  Net book value of property and
    equipment sold                         $    -         $  16,092
                                           =========      =========
  Other restaurant assets sold:

    Inventory                              $    -         $   3,731
                                           =========      =========
    Prepayments                            $    -         $   6,650
                                           =========      =========


See accompanying notes to condensed consolidated financial statements.

           FAST FOOD OPERATORS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)


1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at September 27, 1998, and the results of operations and cash flows for the three and nine-month periods ended September 27, 1998 and September 28, 1997.

2. The condensed consolidated results of operations for the three and nine-month periods ended September 27, 1998 are not necessarily indicative of the results to be expected for the full year.

3. On April 16, 1998, the Company received a verbal offer to purchase four of its restaurants (excluding only the managed Empire Boulevard restaurant) for $900,000. The offer was made by Gary Monie, formerly the Company's Vice President of Operations. Since resigning this position in the Fall of 1995, Mr. Monie has continued to provide restaurant operation supervisory services for the Company, as a consultant. The purchase offer was made on behalf of Popyork, LLC, a limited liability company that was subsequently formed. The parties signed an Asset Purchase Agreement dated as of July 10, 1998 for the sale of these four restaurants, which in the aggregate constitute substantially all of the Company's assets. Such sale requires the approval of the Company's franchisor as well as the shareholders of the Company. In connection therewith, the Company filed both a preliminary and definitive proxy statement with the Securities and Exchange Commission.

     The definitive proxy statement was mailed on September 25, 1998 to holders of record on September 23, 1998. The Company's Special Meeting of Stockholders was held October 26, 1998 at the Company's offices at No. 1 Commercial Drive, Area E., Florida, New York. At such meeting, the Company's stockholders voted in favor of management's combined proposal to sell the four restaurants to Popyork, LLC for $900,000 plus closing adjustments and to dissolve and liquidate the Company. The sale is expected to receive franchisor approval by November 30, 1998 and to close on that date. The Company will then retire its outstanding liabilities and distribute its cash to its stockholders in liquidating distributions. As indicated in the Company's definitive proxy statement, such distributions are expected to aggregate $.11 per share.(See Part II, Item 4).

     The Company also reached an agreement to sell its last restaurant to that restaurant's manager. (See Note 4).






           FAST FOOD OPERATORS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)


4. The Company's Empire Boulevard Restaurant in Brooklyn was managed by an unrelated party pursuant to a management agreement. The agreement provided for the manager to receive the restaurant's net cash flow and for the Company to receive a monthly fee equal to the greater of $200 per month or five percent of such cash flow. If monthly cash flow was negative, the manager was required to pay the Company the amount of negative cash flow in addition to the monthly minimum fee. Negative cash flow for the nine-month periods ended September 27, 1998 and September 28, 1997 was $13,221 and $14,177, respectively. The net fee for such periods was accordingly $15,021 in 1998 and $15,977 in 1997.

     On July 8, 1998, the Company and the manager entered into an asset purchase agreement for the sale of this restaurant. Pursuant thereto, on October 29, 1998 the restaurant was sold for $70,000 in cash, plus the usual closing adjustments for the cash bank, inventory and prepaid/accrued items, which totaled $10,833 for an aggregate sales price of $80,833. The sale resulted in a de-minimus gain to the Company as the restaurant had previously been written down to its net realizable value.

5. Due to available net operating tax loss carry-forwards, only a minor provision for income taxes has been provided for the three and nine-month periods ended September 27, 1998 and September 28, 1997.

6. Earnings per share is based upon the earnings for the period divided by the weighted average number of common shares outstanding during the period. The Company has no potentially dilutive securities outstanding. Accordingly, the Company's per share data has not been affected by adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," issued in February 1997 and effective for annual and interim periods ending after December 15, 1997.

7. For the three and nine-month periods ended September 27, 1998 and September 28,1997, the Company had no components of comprehensive income other than net income. Accordingly, comprehensive income equaled net income for such periods.










                               8
Item 2
------
     Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
---------------------

Net sales for the quarter ended September 27, 1998 increased by $102,505, or 7.6%, to $1,451,701 from $1,349,196 for the quarter ended September 28, 1997. The Company operated five stores throughout both quarters. All stores reported increased sales for the quarter, ranging from 10.4% for the Manhattan restaurant, the Company's largest, to 3.7% for the sub-leased Brooklyn location. The three Brooklyn stores had an aggregate sales increase of 6.2%. The Queens location reported a sales increase of 6.5%. All of the increases resulted principally from a 7.0% increase in menu-item sales prices, effected in the first quarter of 1998. Viewed in this context, except for the sub-leased location, the Company maintained substantially all of its customer counts while actually increasing its customer counts by approximately 3.4% at the Manhattan location, a remarkable result given the intense competition in the Times Square area.

Net sales for the nine months ended September 27, 1998 increased by $36,942, or 0.9% to $4,036,875 from $3,999,933 for the nine months ended September 28, 1997. The Hillside Avenue, Queens restaurant was sold on April 15, 1997. For the five restaurants operated throughout both nine-month periods, sales increased by 5.4% in the aggregate, with all stores except the sub-leased location recording gains. The sales gains are principally attributable to the 7% menu-price increase.

Cost of sales increased by $31,110, or 7.2%, to $464,044 for the quarter, while decreasing by $61,744, or 4.7%, to $1,240,650 for the nine months. As a percentage of sales, cost of sales decreased by 0.1% to 32.0% for the quarter and by 1.9% to 30.7% for the year-to-date period, the latter reflecting the 7% sales price increase in menu items.

Store labor expenses increased by $18,419, or 5.3%, to $368,220 for the quarter while decreasing by $43,918, or 4.0%, to $1,044,335 for the nine months. As a percentage of sales, labor expenses decreased by 0.5% to 25.4% for the quarter and by 1.3% to 25.9% for the nine months, reflecting principally the 7.0% increase in menu prices as well as reductions in group health and workers' compensation expenses attributable to recent marked decreases in claims.

Store operating and occupancy expenses increased by $26,007, or 8.6%, to $329,735 for the quarter while decreasing by $13,942, or 1.5% to $934,289 for the nine months. As a percentage of sales, these expenses increased by 0.2% to 22.7% for the quarter but decreased by 0.6% to 23.1% for the nine months.

Advertising and royalty expenses were constant at 8.0% of sales for all periods, reflecting the Company's contractual obligations as franchisee under the franchise agreements.




Item 2
--------
     Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations (continued)
---------------------

General and administrative expenses, including management fees, increased by $39,985, or 56.6%, to $110,675 for the quarter and by $72,598, or 32.0%, to $299,277 for the nine months, principally as a result of significantly greater legal and professional fees incurred in connection with the preparation of sale agreements for the Company's restaurants and the related proxy statements filed with the Securities and Exchange Commission. Management fees to IFS were constant at $8,000 for the quarter but decreased by $1,000 to $72,000 for the nine months in accordance with the contractual agreement therefor.

As a percentage of sales, general and administrative expenses increased by 2.4% to 7.6% for the quarter and by 1.7% to 7.4% for the nine months. Virtually all of the increase as a percentage of sales for the nine-month period is attributable to the increased professional fees.

The Company had no interest expense for the quarter ended
September 27, 1998 having prepaid its bank loan in January of 1998.

Rental income was unchanged at $2,700 for the quarter and $8,100 for the nine months in both years. The Company's one sub-lease, yielding $900 per month, was sold together with the Empire
Boulevard Brooklyn location.

For the quarter ended September 28, 1998, the Company realized $1,961 of income and related expense reimbursement arising from the Empire Boulevard management sub-contract. For the year-to-date periods such income and expense reimbursement amounts totaled $15,021 and $15,977 for 1998 and 1997, respectively. This restaurant was sold to the manager for $70,000 plus $10,833 in closing adjustments on October 29, 1998.

Pre-tax income decreased by $17,747, or 20.9%, to $66,977 for the quarter but increased by $70,419, or 47.8%, to $217,853 for the
nine months.   Due to available net operating loss carry-
forwards, only minor income tax provisions were required, $3,000 and $8,000 in the 1998 periods, and $2,000 and $5,000 in the 1997 periods.

Earnings per share were $.01 in each quarter and $.02 for each year-to-date period.

Comprehensive income equaled net income for each quarterly and year-to-date period presented.









                               10
Item 2
------

     Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
-------------------------------

During the first nine months of 1998, the Company's working capital increased by $161,143 to $169,511. The improvement arose from operations, which provided $259,089, less capital expenditures of $65,630, retirement of long-term debt of $26,042 and reduction in security deposits payable of $6,274.

The Company's inter-company balance with IFS decreased by $3,660 from $13,222 to $16,882. Significant fluctuations in this balance are not expected in the future.

The Company's cash balance increased by $137,793 from $276,956 to $414,749. Operating activities provided $298,239, inclusive of changes in current assets and liabilities which provided $39,150.

Investing activities required $71,904 of which $65,630 was used for fixed asset purchases.

Financing activities required $88,542, all of which was for the retirement, at par, of the Company's bank debt.

The Company's stockholders have voted their approval of management's plan to sell all of the operating assets of the Company, followed by its liquidation and dissolution. The Empire Boulevard Brooklyn store was sold on October 29, 1998. The sale of the other four restaurants to Popyork, LLC is awaiting approval by the franchisor and is expected to close on November 30, 1998. The Company will then retire its remaining liabilities and distribute its cash to its stockholders. Such liquidating distributions are expected to aggregate $.11 per share. (See Notes 3 and 4 to the Condensed Consolidated Financial Statements and Part II, Item 4).


















PART II.    OTHER INFORMATION
-------     -----------------

Item 1-3.   Not Applicable.

Item 4.     Submission of Matters to a Vote of Security Holders

On October 26, 1998, a Special Meeting of the Company's stockholders was held at the Company's offices at No. 1 Commercial Drive, Area E., Florida, New York. A quorum being present, in person or by proxy, the Company's stockholders voted in favor of management's combined proposal to sell the four restaurants to Popyork, LLC for $900,000 plus closing adjustments and to dissolve and liquidate the Company. The sale is expected to receive franchisor approval by November 30, 1998 and to close on that date. The Company will then retire its outstanding liabilities and distribute its cash to its stockholders in liquidating distributions. As indicated in the Company's definitive proxy statement, such distributions are expected to aggregate $.11 per share.

Approval by two-thirds of all outstanding shares was required for passage. The results of the voting were as follows:

                                               Percentage of
                               Number       ------------------
                              of Votes        Votes     Total
                              ---------     --------   -------
Voted in favor                6,205,771      97.9%     69.6%
Voted against                   120,636       1.9%      1.4%
Abstained                         9,625        .2%       .1%
                              ---------     -------    ------

Total votes counted           6,336,032      100.0%    71.1%
                                            =======
Non-votes                     2,578,268                28.9%
                              ---------                ------
Total shares outstanding      8,914,300                100.0%
                              =========                ======

Item 5.      Not Applicable.

Item 6.      EXHIBITS AND REPORTS ON FORM 8-K
             --------------------------------

             None










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


                                     FAST FOOD OPERATORS, INC.

Date: November 16, 1998                By \s\ Lewis E. Topper
                                         -------------------
                                         Lewis E. Topper
                                         Chairman of the Board,
                                         President, Chief
                                         Executive Officer,
                                         Treasurer and Director,
                                         Principal Financial and
                                         Accounting Officer



























